Form 10QSB
period 1995-03-31
GRANGE NATIONAL BANC CORP
filed 1995-05-12
CIK 763850

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

For the quarterly period ended____March 31, 1995________________________

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from___________    to___________
               Commission file number 0-13664

____________________GRANGE NATIONAL BANC CORP___________________________
             (Exact name of registrant as specified in its charter)

________________PENNSYLVANIA__________   ____________23-2314065_________
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)              Identification No.)

                              198 E. TIOGA STREET
                    ________TUNKHANNOCK, PENNSYLVANIA_______
                    (Address of principal executive offices)

                   __________(717)_836-2100_________________
                          (Issuer's telephone number)

                   _________________________________________
             Former name, former address and former fiscal year, if
                           changed since last report.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 345,627

Transitional Small Business Disclosure Format (Check one):
Yes    ; No  X

                   GRANGE NATIONAL BANC CORP. AND SUBSIDIARY

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                                         Page
                                                         ----
    Unaudited Financial Statements:

    Consolidated Balance Sheets as of March 31, 1995
    and December 31, 1994.............................    2

    Consolidated Statements of Income For the Three
    Months Ended March 31, 1995.......................    3

    Consolidated Statements of Changes in Stockholders'
    Equity For the Three Months Ended March 31, 1995
    and 1994..........................................    4

    Consolidated Statements of Cash Flows For the
    Three Months ended March 31, 1995 and 1994........    5

    Notes to Consolidated Financial Statements........  6 - 8

ITEM 2.  Management's Discussion and Analysis of
        Financial Condition...........................  9 - 12

    Results of Operations.............................    13

PART 11.  OTHER INFORMATION:

ITEM 6.  Exhibits and Reports on Form 8-K.............    14

                   GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
       CONSOLIDATED BALANCE SHEETS, MARCH 31, 1995 AND DECEMBER 31, 1994


                                                     1995           1994
                                                  (UNAUDITED)     (AUDITED)
                                                  -----------    -----------
ASSETS:
  Cash and due from banks...................       $1,668,022     $1,486,145
  Investment securities, held to maturity
    (market value 1995, $13,079,000; 1994,
    $11,143,000)............................       13,150,583     11,412,673
  Investment securities, available for sale
    (Note 3)................................        6,483,225      8,619,700
  Interest bearing deposits.................        6,625,184      5,501,885
  Loans, net of unearned interest...........       48,379,760     46,733,322
  Less:  allowance for loan losses..........          479,535        479,390
                                                  -----------    -----------
         Loans - net........................       47,900,225     46,253,932
  Bank premises and equipment - net.........        2,296,855      2,201,107
  Other real estate.........................          232,264        187,071
  Accrued interest and other assets.........          775,388        642,814
                                                  -----------    -----------
    TOTAL ASSETS............................      $79,131,746    $76,305,327
                                                  ===========    ===========

LIABILITIES:
  Domestic deposits:
    Non-interest bearing deposits...........       $7,822,365     $7,698,578
    Interest bearing deposits...............       61,686,409     59,315,159
                                                  -----------    -----------
      Total deposits........................       69,508,774     67,013,737
  Other borrowed funds......................          607,806        772,039
  Accrued interest and other liabilities....          422,050        276,539
                                                  -----------    -----------
      Total liabilities.....................       70,538,630     68,062,315
                                                  -----------    -----------
STOCKHOLDERS' EQUITY:
  Preferred stock authorized 1,000,000 shares of
    $5 par; None issued nor outstanding.....
  Common stock authorized 5,000,000 shares of
    $5 par value; 345,654 shares issued and
    outstanding (Note 4)....................        1,728,270      1,728,270
  Additional paid-in capital................        1,483,334      1,483,334
  Retained earnings.........................        5,430,058      5,137,944
  Unrealized holding losses on investment
    securities (net of deferred income taxes
    of $24,758 and $54,000 in 1995 and 1994,
    respectively) (Note 4)..................          (48,060)      (106,000)
                                                  -----------    -----------
      Total.................................        8,593,602      8,243,548
  Less:  Treasury stock, 23 and 26 shares,
         respectively, at cost..............              486            536
                                                  -----------    -----------
      Total stockholders' equity............        8,593,116      8,243,012
                                                  -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..      $79,131,746    $76,305,327
                                                  ===========    ===========

                 See Notes to Consolidated Financial Statements

                      GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                               THREE MONTHS
                                                  ENDED
                                                 MARCH 31
                                         ----------------------
                                             1995        1994
                                         ----------    --------
Interest Income:
  Interest and fees on loans............ $1,142,529    $910,422
  Interest and dividends
    on investment securities............    287,817     238,226
  Interest on federal funds sold........                  3,930
  Interest on deposits in banks.........     66,972      42,296
                                         ----------   ---------
          Total interest income.........  1,497,318   1,194,874
                                         ---------    ---------
Interest Expense:
  Interest on deposits..................    593,192     484,244
  Interest on borrowed funds............     10,168      10,044
                                         ----------   ---------
          Total interest expense........    603,360     494,288
                                         ----------   ---------
        Net interest income.............    893,958     700,586
      Provision for loan losses.........     15,000      30,000
                                         ----------   ---------
        Net interest income after
          provision for loan losses.....    878,958     670,586
                                         ----------   ---------
Other Income:
  Service charges and other income......     94,091      67,794
                                         ----------   ---------
Other Expenses:
  Salaries and employee benefits........    245,924     219,507
  Occupancy expense.....................     62,291      36,593
  Equipment expense.....................     50,248      48,235
  Other operating expense...............    184,472     141,899
                                         ----------   ---------
          Total other expenses..........    542,935     446,234
                                         ----------   ---------
Income before income taxes..............    430,114     292,146
Provision for income taxes..............    138,000      87,000
                                         ----------   ---------
Net income..............................   $292,114    $205,146
                                         ==========   =========
Earnings per share (Note 4).............      $0.82       $0.78
                                         ==========   =========
Weighted average common shares..........    354,631     262,308

                 See Notes to Consolidated Financial Statements

                   GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                                            1995        1994
                                                         ----------  ----------
STOCKHOLDERS' EQUITY, January 1..............            $8,243,012  $5,544,147
NET INCOME...................................               292,114     205,146
UNREALIZED HOLDING GAINS AND LOSSES
Unrealized holding gains (losses) on investment
  securities (net of deferred income taxes of
  $29,242 and $10,905 in 1995 and 1994,
  respectively)..............................                57,940     (21,168)
TREASURY STOCK
Reissuance of common stock (3 shares each
  in 1994 and 1993)..........................                    50          50
                                                         ----------  ----------
STOCKHOLDERS' EQUITY, March 31...............            $8,593,116  $5,728,175
                                                         ==========  ==========

                 See Notes to Consolidated Financial Statements

                   GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,                 1995        1994
OPERATING ACTIVITIES:
 Net income.....................................   $292,114    $205,146
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization................     36,000      33,400
   Provision for loan losses....................     15,000      30,000
   Increase (decrease) in deferred income taxes.     29,242      (4,000)
 Changes in operating assets and liabilities:
  Increase in accrued interest income and other
    assets......................................   (132,574)    (58,314)
  Increase in accrued interest expense and other
    liabilities.................................    116,269     217,304
                                                 ----------  ----------
  NET CASH PROVIDED BY
   OPERATING ACTIVITIES.........................    356,051     423,536
                                                 ----------  ----------
INVESTING ACTIVITIES:
 Purchase bank premises and equipment...........   (131,748)   (109,977)
 Decrease (increase) in other real estate.......    (45,193)         21
 Purchase of securities "available for sale"....    (31,300) (2,416,504)
 Redemptions of securities "available for sale".  2,225,715   1,450,000
 Purchase of securities "held to maturity"...... (1,828,511)   (660,300)
 Redemptions of securities "held to maturity"...     44,899     685,424
 Decrease in mortgage-backed securities.........     45,702      83,670
 Decrease (increase) in loans to customers...... (1,661,293)    437,211
 Increase in deposits in banks.................. (1,123,299)   (198,046)
                                                 ----------  ----------
  NET CASH USED IN
   INVESTING ACTIVITIES......................... (2,505,028)   (728,501)
                                                 ----------  ----------
FINANCING ACTIVITIES:
Increase in deposits before interest credited...  1,777,163     738,487
 Interest credited to deposits..................    553,641     211,154
 Decrease in treasury stock.....................         50          50
                                                 ----------  ----------
  NET CASH PROVIDED BY
   FINANCING ACTIVITIES.........................  2,330,854     949,691
                                                 ----------  ----------
NET INCREASE IN CASH AND
 CASH EQUIVALENTS...............................    181,877     644,726
CASH AND CASH EQUIVALENTS, JANUARY 1............  1,486,145   4,670,674
                                                 ----------  ----------
CASH AND CASH EQUIVALENTS, MARCH 31............. $1,668,022  $5,315,400
                                                 ==========  ==========
SUPPLEMENTARY SCHEDULE OF CASH FLOW INFORMATION:
 Cash paid during the three months for:
  Interest......................................   $106,368    $123,698
  Income taxes..................................    $50,000     $19,000
 Non-cash investing activities:
  Unrealized gains (losses) on securities,
   net of tax...................................    $57,940    ($21,168)

                 See Notes to Consolidated Financial Statements

                   GRANGE NATIONAL BANC CORP. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BUSINESS COMBINATION AND PRINCIPLES
    OF CONSOLIDATION:

    Grange National Banc Corp. (Company) was organized and incorporated under the laws of the Commonwealth of Pennsylvania on October 2, 1984, for the purpose of becoming a bank holding company. On April 30, 1985 the Company acquired the Grange National Bank of Wyoming County (Bank) pursuant to a plan of reorganization and merger. The Bank became a wholly owned subsidiary of the Company, and each outstanding share of Bank common stock was converted into one share of Company common stock. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary (Bank) with the reorganization accounted for as a pooling of interests.

    2.   BASIS OF PRESENTATION:

    The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles and practices reflected in the annual financial statements, and reflect all adjustments which are normal and recurring and, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. The results of operations reported in interim financial statements are not necessarily indicative of results to be expected for the year.

    3.   CHANGE IN ACCOUNTING PRINCIPLE:

    In May 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), which the Company adopted as of January 1, 1994. SFAS No. 115 requires the Company to classify each debt and equity security in one of three categories: held to maturity, available for sale or trading. Investments classified as held to maturity are reflected at amortized cost. Investments classified as either available for sale or trading securities are reflected at fair market value. Unrealized gains or losses for trading securities are included in earnings. Unrealized gains and losses on available for sale securities are excluded from earnings and reflected, net of income taxes, in a separate component of stockholders' equity until realized. All equity and U.S. Treasury securities are classified as "available for sale" and all other securities are classified as "held to maturity". Upon implementation on January 1, 1994, fair market value of available for sale securities exceeded amortized cost by $70,000. At March 31 1995 and 1994, amortized cost exceeded fair market value by approximately $73,000 and $32,000, respectively.

    4.   STOCK SPLIT - RETROACTIVE EFFECT ON FINANCIAL STATEMENTS:

    In January 1994, the Board of Directors of the Company voted a three-for-one split of the Company's common stock, to be effected in the form of a stock distribution, payable to shareholders of record as of April 1, 1994. The split was approved by the shareholders as part of an amendment to the Company's articles of incorporation to increase the number of authorized shares of common stock from 300,000 to 5,000,000 (an additional 1,000,000 shares of preferred stock of $5 par value was also authorized). The financial statements have been revised to give retroactive effect of the stock split as if the additional shares had been outstanding for all periods presented.

    STOCK OPTIONS:

      In January 1994, the Board adopted an Employee Stock Option Plan in which common stock options may be granted to all officers and key employees of the Company. The aggregate number of shares which may be issued upon exercise of the options under the plan is 20,000. Options are exercisable up to one-third in the second year after the date of grant, up to two thirds in the third year after the date of grant and up to 100% in the fourth year after the date of grant. Options were granted at various times during 1994, at prices ranging from $24.00 to $26.25 per share

      The Board of Directors also adopted a Stock Option Plan for non-employee Directors which will be available to all non-employee members of the Board of Directors. The aggregate number of shares which may be issued upon exercise of the options under the Director's plan is 20,000 shares and are exercisable in part from time to time beginning one year after the date of grant and expiring ten years thereafter. Effective April 1, 1994, options to purchase 1,000 shares of common stock, at $24.00 per share, were automatically granted to each non-employee Director under this plan expiring April 1, 2004.

    PUBLIC OFFERING

    In 1994 the Company engaged in a stock offering in which 83,334 shares of common stock were offered and sold at $24.00 per share for a total of $2,000,016. The net proceeds received from the stock offering after the offering costs of $100,012 was $1,900,004.

    PREFERRED STOCK:

      The Company authorized 1,000,000 of preferred stock at $5 par value. At December 31, 1994 and March 31, 1995, no shares were issued nor outstanding.

    MANAGEMENT'S DISCUSSION AND ANALYSIS
    OF FINANCIAL CONDITION:

    Net income for the three months ending March 31, 1995 totaled $292,000 which is a 42% increase from the $205,000 net income reported for the same period in 1994. Net interest income for the three months ending March 31, 1995 increased by $193,000 to $894,000 compared to $701,000 for the same period in 1994. This constitutes an increase of 28% over the previous year. Interest income for this period increased by $302,000 or 25% compared to 1994, and interest expense increased as well by $109,000 or 22% compared to 1994.

    The increase in interest income has been principally in loan income, which increased $232,000 or 25% compared to the same period last year. Interest income from investment securities increased by $50,000 or 21%. Each of these earning assets have experienced the effect of rising interest rates and increased volume. Interest on fed funds sold declined to zero as a result of the transfer of fed funds balances to the Federal Home Loan Bank. The income derived from these balances is classified as interest earned on deposits in banks, which increased by $25,000 or 60% over the same period in 1994.

    The increase in interest expense is due to the increase in interest bearing deposits and the steady increase in interest rates during the third and fourth quarters of 1994. The average total sources to fund earning assets increased by $5,721,000, from $67,069,000 in 1994 to $72,797,000 in 1995 and the average interest rate increased from 2.95% to 3.31%, respectively, accounting for the $109,000 increase in interest expense.

    The increase in deposits in the past several years has provided funds for investment in securities as well as loans. Loan demand during the first quarter of 1995 continued to be very strong. Management believes this is due to the mild weather conditions experienced during the period together with strong demand for consumer loans and small commercial loans. Loan balances increased from $46,733,000 at December 31, 1994 to $47,838,000 at March 31, 1995 for an increase of 3.5%. Balances of investment securities, both available for sale and held to maturity, declined by $399,000 or 2%, and interest bearing deposits increased by $1,123,000 or 20%. Management is emphasizing liquidity because it expects loan demand to continue to be strong for the balance of 1995 due to the opening of a new branch office in Edwardsville, Pennsylvania on March 1, 1995.

    The provision for loan loss during the three months ending March 31, 1995 was $15,000 compared to $30,000 for the same period in 1994. The allowance for loan loss was $479,000 at both March 31, 1995 and December 31, 1994. This represents 0.99% and 1.00% of total loans, 96% and 158% of non-performing loans and 65% and 98% of non-performing assets for March 31, 1995 and December 31, 1994, respectively. Management performs a quarterly analysis of the Bank's potential loan losses on a "worst case" basis. A loan review process is performed by an independent loan review officer on a continuing basis. This information is closely reviewed by the Board of Directors and used to evaluate the adequacy of the loan loss reserve in order to provide coverage for identifiable losses, provide for coverage for unexpected losses, and to keep the size of the reserve in proportion to the growing size of the loan portfolio.

    The following sets forth loans past due 90 days or more on which interest has continued to be accrued for March 31, 1995 and December 31, 1994.


                                     March 1995    December 1994
                                           (In thousands)
         Real estate mortgages           $218          $174
         Commercial                        35             5
         Installment                      129             1
                                       ------         -----
              Total                      $382          $180
                                       ======         =====

    Non-accrual loans decreased from $126,000 at December 31, 1994 to $119,000 at March 31, 1995. Other real estate increased to $232,000 at March 31, 1995 from $187,000 at December 31, 1994. The Bank has received an offer on one of the four parcels in other real estate and expects to liquidate this parcel within 30 days. A committee consisting of Board members and management personnel has been appointed to oversee the orderly liquidation of these properties. Management believes that the properties are marketable and that their eventual liquidation will not create any significant loss to the Bank. Although the overall quality of the loan portfolio of the Bank is good, management expects future non-performing assets to increase in proportion to the increase in the size of the loan portfolio.

    Investments in securities decreased by $399,000 or 2% from December 31, 1994 to March 31, 1995. The average rate earned on investments in both the "available for sale" category and "held to maturity" category was 6.02% at March 31, 1995 compared to 5.10% at March 31, 1994. The Bank adopted SFAS No. 115, (as noted in the Notes to the Financial Statements), effective January 1, 1994. Securities classified "available for sale" include all U.S. Treasuries and all equity securities. The remainder of the Bank's portfolio is classified as "held to maturity". Management has chosen not to classify any securities as "trading". The book value of the Bank's investments classified as "held to maturity" exceeds the market value by $71,000, while the market value of investments classified as "available for sale" increased by $87,000 from December 31, 1994 to March 31, 1995. This is reflected as an increase in the Bank's equity of approximately $60,000, net of deferred tax effects.

    The interest increase is due to previous investments at lower rates maturing and being replaced by current investments, which produce higher yields. Rising interest rates during 1994 account for the unrealized loss for the available for sale securities reflected in the balance sheet. Since January interest rates have declined slightly and has resulted in a smaller unrealized loss on the investments. The value of the investment portfolio will change inversely to changes in interest rates. Management strives to keep the average maturity of the investments short to minimize any market value changes.

    Management continues to purchase only high quality investments to minimize credit risk to the value of the Bank's investments. There have been no adverse credit valuations on any of the investments. Although investment opportunities exist which will produce higher yields, they generally contain higher credit or interest rate risk.

    Salaries and employee benefits have increased by $26,000 from $220,000 to $246,000 or 12% due to salary increases and the hiring of new employees for the Edwardsville office. Occupancy expense increased by $25,000 or 68% due to rent and utility expenses for the Edwardsville office and increased depreciation costs related to the other offices. Equipment expense increased by $2,000 from $48,000 to $50,000 or 4%. F.D.I.C. deposit insurance premiums have leveled off as the rate did not change for 1995. Under the "risk-based premium" system instituted in 1993 by the F.D.I.C., the Bank pays the lowest possible premium rate, but will still pay over $150,000 for deposit insurance during 1995, unless the premium is lowered in accordance with existing laws which should take effect in the fourth quarter of 1995.

    Management has made an effort to improve the Bank's repricing and liquidity by performing an interest rate analysis and liquidity analysis on a monthly basis. These reports are reviewed by management and the Board of Directors to determine ways to improve the Bank's interest rate sensitivity gap and meet liquidity needs. The Bank continues to place great emphasis on adjustable rate loan products, such as variable rate home equity loans and annually adjustable mortgage loans as well as adjustable rate and short term investments, in order to minimize interest rate risk.

    Since 1991 the Comptroller of the Currency has required all national banks to meet certain "Risk Based Capital" standards. These standards weight certain assets based on the risk of the asset, and also includes certain off-balance sheet items. The table below sets forth the Bank's Tier 1 and Tier 2 capital, risk adjusted assets (including off-balance sheet items) and the Bank's risk- based capital ratios under the guidelines, for March 31, 1995 and December 31, 1994.

    (In thousands, except ratios)                 1995         1994
    Tier I capital:
      Shareholders' equity.......................$8,641       $8,349
    Tier II capital:
      Loan loss reserve..........................   479          479
                                                -------     --------
    Total Qualifying Capital.....................$9,120       $8,828
                                                =======     ========
    Risk-adjusted assets (including
      off-balance sheet items)..................$48,288      $45,961

    Tier I Capital Ratio (4.00% required)........17.89%       18.17%
    Total Capital Ratio (8.00% required).........18.89%       19.21%

                   GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
              AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND RATES

                                    THREE MONTHS ENDED         THREE MONTHS ENDED
                                       MARCH 31, 1995             MARCH 31, 1994
                                  -------------------------  -------------------------
                                    (1)   Interest  Average    (1)   Interest  Average
                                  Average  Income/ Interest  Average  Income/ Interest
(Dollars in thousands)            Balance  Expense   Rate    Balance  Expense   Rate
                                  ------- -------- --------  ------- -------- --------
INTEREST EARNING ASSETS:

 Loans:
  Mortgages...................... $28,935     $677     9.36% $25,636     $558     8.71%
  Installment....................   3,547      100    11.28    3,013       82    10.89
  Commercial.....................  15,364      372     9.68   12,406      277     8.93
                                  ------- --------           ------- --------
    Total loans..................  47,846    1,149     9.61   41,055      917     8.93
                                  ------- --------           ------- --------
 Securities available for sale:
  U.S. Treasury securities.......   7,561      105     5.55    9,313      116     4.98
  Other securities...............     263                        239
                                  ------- --------           ------- --------
      Total available for sale...   7,824      105     5.37    9,552      116     4.86
                                  ------- --------           ------- --------
 Securities held to maturity:
  U.S. government agencies.......   8,308      135     6.50    5,265       66     5.01
  Municipal bonds................   2,941       43     5.85    3,834       48     5.01
  Other securities...............   1,139       21     7.37    1,354       25     7.39
                                  ------- --------           ------- --------
    Total held to maturity.......  12,388      199     6.43   10,453      139     5.32
                                  ------- --------           ------- --------
 Federal funds sold..............                              3,954       24     2.43
 Deposits in banks...............   4,739       67     5.66    2,055       23     4.48
                                  ------- --------           ------- --------
      TOTAL...................... $72,797    1,520     8.35  $67,069    1,219     7.27
                                  ======= --------           ======= --------
INTEREST BEARING LIABILITIES:
 Deposits:
  NOW and super-NOW..............  $7,109       36     2.03   $6,523       32     1.96
  Savings and money market.......  20,965      151     2.88   20,537      164     3.19
  Certificates of deposit........  32,053      403     5.03   29,686      286     3.85
  Other time deposits............     200        3     6.00      200        2     4.00
                                  ------- --------           ------- --------
    Total deposits...............  60,327      593     3.93   56,946      484     3.40
 Other borrowed funds............     791       10     5.06      876       10     4.57
                                  ------- --------           ------- --------
      TOTAL......................  61,118      603     3.95   57,822      494     3.42
Non-interest bearing
 funds, net (2)..................  11,679                      9,247
                                  ------- --------           ------- --------
TOTAL SOURCES TO FUND
 EARNING ASSETS.................. $72,797      603     3.31  $67,069      494     2.95
                                  ======= --------           ======= --------
NET INTEREST/YIELD........................    $917     5.04%             $725     4.32%
                                           =======                    =======

(1) Average balances are daily averages.
(2) Demand deposits, stockholders's equity and other non-interest bearing liabilities less non-interest earning assets.

    Non-accrual loans are reflected in the loan balances, but contributing no interest income.

NOTE - Tax exempt interest income has been converted to a tax equivalent basis at the U.S. federal income tax rate of 34%.

                 See Notes to Consolidated Financial Statements

    PART II.  OTHER INFORMATION

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (ii)  Statement re:  computation of earnings per share:

         Earnings per share are calculated on the basis of the weighted average number of shares outstanding. The number of shares used to calculate earnings per share for the periods presented are as indicated in each period.

         During the current fiscal quarter, there have been no events of a nature required to be filed on Form 8-K.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GRANGE NATIONAL BANC CORP.
                                       --------------------------
                                       (Registrant)

Date    May 10, 1995                                 /s/  Thomas A. McCullough
        ------------                                 -------------------------
                                                     Thomas A. McCullough
                                                     President
                                                     Chief Executive Officer
                                                     Chief Financial Officer

Date    May 10, 1995                                 /s/  Philip O. Farr
        ------------                                 -------------------------
                                                     Philip O. Farr
                                                     Chief Accounting Officer