Form 10QSB/A
period 1995-03-31
GRANGE NATIONAL BANC CORP
filed 1995-08-14
CIK 763850

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Form 10-QSB/A
                                Amendment No. 1

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 345,627

Transitional Small Business Disclosure Format (Check one):
Yes ___; No _X_

PART II.  OTHER INFORMATION:

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         Exhibit 27 - Financial Data Schedule

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

                                       GRANGE NATIONAL BANC CORP.
                                       --------------------------
                                       (Registrant)

Date    August 11, 1995                              /s/  Thomas A. McCullough
        ---------------                              -------------------------
                                                     Thomas A. McCullough
                                                     President
                                                     Chief Executive Officer
                                                     Chief Financial Officer

Date    August 11, 1995                              /s/  Philip O. Farr
        ---------------                              -------------------------
                                                     Philip O. Farr
                                                     Chief Accounting Officer