Form 10QSB
period 1995-06-30
GRANGE NATIONAL BANC CORP
filed 1995-08-14
CIK 763850

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Form 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

For the quarterly period ended____June 30, 1995________________________

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                                       Page
    Unaudited Financial Statements:

    Consolidated Balance Sheets as of June 30, 1995
    and December 31, 1994.............................. 2

    Consolidated Statements of Income For the Three
    and Six Months Ended June 30, 1995................. 3

    Consolidated Statements of Changes in Stockholders'
    Equity For the Six Months Ended June 30, 1995
    and 1994..........................................  4

    Consolidated Statements of Cash Flows For the
    Six Months ended June 30, 1995 and 1994...........  5

    Notes to Consolidated Financial Statements........  6 - 8

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition..........................  9 - 11

    Results of Operations............................. 12 - 13

PART 11.  OTHER INFORMATION:

ITEM 6.  Exhibits and Reports on Form 8-K............. 14

                   GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
        CONSOLIDATED BALANCE SHEETS, JUNE 30, 1995 AND DECEMBER 31, 1994

                                                 1995           1994
                                               (UNAUDITED)     (AUDITED)
                                               -----------    -----------
ASSETS:
  Cash and due from banks...................    $1,651,601     $1,486,145
  Investment securities, held to maturity
   (market value 1995, $14,163,000;
    1994, $11,143,000.......................    14,062,337     11,412,673
  Investment securities, available for sale
   (Note 3).................................     7,657,488      8,619,700
  Interest bearing deposits.................     8,565,696      5,501,885
  Loans, net of unearned interest...........    49,904,462     46,733,322
  Less:  allowance for loan losses..........       485,932        479,390
                                               -----------    -----------
         Loans - net........................    49,418,530     46,253,932
  Bank premises and equipment - net.........     2,283,387      2,201,107

  Other real estate.........................       232,264        187,071
  Accrued interest and other assets.........       787,002        642,814
                                               -----------    -----------
    TOTAL ASSETS............................   $84,658,305    $76,305,327
                                               ===========    ===========
LIABILITIES:
  Domestic deposits:
    Non-interest bearing deposits...........    $8,748,253     $7,698,578
    Interest bearing deposits...............    65,806,140     59,315,159
                                               -----------    -----------
      Total deposits........................    74,554,393     67,013,737
  Other borrowed funds......................       846,565        772,039
  Accrued interest and other liabilities....       393,104        276,539
                                               -----------    -----------
      Total liabilities.....................    75,794,062     68,062,315
                                               -----------    -----------
STOCKHOLDERS' EQUITY:
  Preferred stock authorized 1,000,000 shares
    of $5 par;
    None issued nor outstanding.............
  Common stock authorized 5,000,000 shares of
    $5 par value; 345,654 shares issued and
    outstanding (Note 4)....................     1,728,270      1,728,270
  Additional paid-in capital................     1,483,334      1,483,334
  Retained earnings.........................     5,663,241      5,137,944
  Unrealized holding losses on investment
    securities (net of deferred income taxes
    of $5,212 and $54,000 in 1995 and 1994,
    respectively) (Note 4)..................       (10,116)      (106,000)
                                               -----------    -----------
      Total.................................     8,864,729      8,243,548
  Less:  Treasury stock, 23 and 26 shares,
         respectively, at cost..............           486            536
                                               -----------    -----------
      Total stockholders' equity............     8,864,243      8,243,012
                                               -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..   $84,658,305    $76,305,327
                                               ===========    ===========

                 See Notes to Consolidated Financial Statements

                      GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                              Three Months             Six Months
                                                 Ended                   Ended
                                                June 30                 June 30
                                         ----------------------  ----------------------
                                             1995        1994        1995        1994
                                         ----------    --------  ----------  ----------
Interest Income:
  Interest and fees on loans............ $1,215,709    $995,961  $2,358,238  $1,906,383
                                         ----------    --------  ----------  ----------

  Interest and dividends
    on investment securities............    298,737     264,610     586,554     502,836
  Interest on federal funds sold........                  3,858           0      11,152
  Interest on deposits in banks.........     87,851      48,649     154,823      87,581
                                         ----------    --------  ----------  ----------
          Total interest income.........  1,602,297   1,313,078   3,099,615   2,507,952
                                         ----------    --------  ----------  ----------
Interest Expense:
  Interest on deposits..................    681,570     493,084   1,274,762     977,328
  Interest on borrowed funds............      9,020       9,394      19,188      19,438
                                         ----------    --------  ----------  ----------
          Total interest expense........    690,590     502,478   1,293,950     996,766
                                         ----------    --------  ----------  ----------
        Net interest income.............    911,707     810,600   1,805,665   1,511,186
      Provision for loan losses.........     15,000      20,000      30,000      50,000
                                         ----------    --------  ----------  ----------
        Net interest income after
          provision for loan losses.....    896,707     790,600   1,775,665   1,461,186
                                         ----------    --------  ----------  ----------
Other Income:
  Service charges and other income......     97,985      78,766     192,076     146,560
                                         ----------    --------  ----------  ----------
Other Expenses:
  Salaries and employee benefits........    257,890     221,765     503,814     441,272
  Occupancy expense.....................     45,125      30,854     107,416      67,447
  Equipment expense.....................     51,970      41,797     102,218      90,032
  Other operating expense...............    201,397     163,250     385,870     305,149
                                         ----------    --------  ----------  ----------
          Total other expenses..........    556,382     457,666   1,099,318     903,900
                                         ----------    --------  ----------  ----------
Income before income taxes..............    438,310     411,700     868,423     703,846
Provision for income taxes..............    136,000     127,500     274,000     214,500
                                         ----------    --------  ----------  ----------
Net income..............................   $302,310    $284,200    $594,423    $489,346
                                         ==========    ========  ==========  ==========
Earnings per share (Note 4).............      $0.87       $1.06       $1.72       $1.84
                                         ==========    ========  ==========  ==========
Weighted average common shares..........    345,631     268,851     345,631     265,580

                 See Notes to Consolidated Financial Statements

                   GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                                            1995               1994
                                                         ----------         ----------
STOCKHOLDERS' EQUITY, January 1                           8,243,012          5,544,147

COMMON STOCK, $5.00 par value
Transfer to common stock due to 3 for 1 stock split                            874,400
Issuance of common stock (83,334 shares)                                       311,295

ADDITIONAL PAID-IN CAPITAL
Transfer to common stock due to 3 for 1 stock split                           (734,400)
Issuance of common stock (83,334 shares)                                     1,182,921

RETAINED EARNINGS
Transfer to common stock due to 3 for 1 stock split                           (140,000)

NET INCOME                                                  594,423            489,346
Cash dividends paid:                                        (69,126)           (53,993)

UNREALIZED HOLDING GAINS AND LOSSES
Unrealized holding gains (losses) on investment
  securities (net of deferred income taxes of $5,212
  and $35,884 in 1995 and 1994, respectively)                95,884            (69,654)

TREASURY STOCK
Reissuance of common stock (3 shares each
  in 1994 and 1993)                                              50                 50
                                                         ----------         ----------

STOCKHOLDERS' EQUITY, June 30                            $8,864,243         $7,404,112
                                                         ==========         ==========


                 See Notes to Consolidated Financial Statements

                   GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,                    1995        1994
                                                 ----------  ----------
OPERATING ACTIVITIES:
 Net income.....................................   $594,423    $489,346
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization................     72,000      67,000
   Provision for loan losses....................     30,000      50,000
   Increase (decrease) in deferred income taxes.     48,788      (4,000)
 Changes in operating assets and liabilities:

  Increase in accrued interest income and other
   assets.......................................   (144,188)    (49,311)

  Increase in accrued interest expense and other
   liabilties...................................     67,777      54,821
                                                 ----------  ----------
  NET CASH PROVIDED BY
   OPERATING ACTIVITIES.........................    668,800     607,856
                                                 ----------  ----------
INVESTING ACTIVITIES:
 Purchase bank premises and equipment...........   (154,280)   (153,199)
 Decrease (increase) in other real estate.......    (45,193)         21
 Purchase of securities "available for sale".... (2,041,878) (3,113,552)
 Redemptions of securities "available for sale".  3,099,974   2,201,402
 Purchase of securities "held to maturity"...... (4,990,982) (1,581,045)
 Redemptions of securities "held to maturity"...  2,292,362   1,404,559
 Decrease in mortgage-backed securities.........     48,956     146,729
 Increase in loans to customers................. (3,194,598) (2,382,019)
 Increase in deposits in banks.................. (3,063,811) (4,810,380)
                                                 ----------  ----------
  NET CASH USED IN
   INVESTING ACTIVITIES......................... (8,049,450) (8,287,484)
                                                 ----------  ----------
FINANCING ACTIVITIES:

 Increase in deposits before interest credited..  6,464,844   2,596,351
 Interest credited to deposits..................  1,150,338     726,770
 Cash dividends paid............................    (69,126)    (53,993)
 Decrease in treasury stock.....................         50          50
 Issuance of common stock.......................              1,494,216
                                                 ----------  ----------

  NET CASH PROVIDED BY
   FINANCING ACTIVITIES.........................  7,546,106   4,763,394
                                                 ----------  ----------
NET INCREASE IN CASH AND
 CASH EQUIVALENTS...............................    165,456  (2,916,234)
CASH AND CASH EQUIVALENTS, January 1............  1,486,145   4,670,674
                                                 ----------  ----------
CASH AND CASH EQUIVALENTS, June 30.............. $1,651,601  $1,754,440
                                                 ==========  ==========

SUPPLEMENTARY SCHEDULE OF CASH FLOW INFORMATION:
 Cash paid during the six months for:
  Interest......................................   $250,677    $209,510
  Income taxes..................................   $268,000    $212,000
 Non-cash investing activities:
  Unrealized gains (losses) on securities, net
   of tax.......................................    $95,884   ($105,538)

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

3.  CHANGE IN ACCOUNTING PRINCIPLE:

    In May 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), which the Company adopted as of January 1, 1994. SFAS No. 115 requires the Company to classify each debt and equity security in one of three categories: held to maturity, available for sale or trading. Investments classified as held to maturity are reflected at amortized cost. Investments classified as either available for sale or trading securities are reflected at fair market value. Unrealized gains or losses for trading securities are included in earnings. Unrealized gains and losses on available for sale securities are excluded from earnings and reflected, net of income taxes, in a separate component of stockholders' equity until realized. All equity and U.S. Treasury securities are classified as "available for sale" and all other securities are classified as "held to maturity". Upon implementation on January 1, 1994, fair market value of available for sale securities exceeded amortized cost by $70,000. At June 30, 1995 and 1994, amortized cost exceeded fair market value by approximately $15,000 and $105,000, respectively.

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

    PREFERRED STOCK:

      The Company authorized 1,000,000 of preferred stock at $5 par value. At December 31, 1994 and June 30, 1995, no shares were issued nor outstanding.

    MANAGEMENT'S DISCUSSION AND ANALYSIS
    OF FINANCIAL CONDITION:

    Net income for the three months ending June 30, 1995 totaled $302,000, which is a 6% increase from the $284,000 net income reported for the same period in 1994. Net interest income for the three months ending June 30, 1995 increased by $106,000 to $897,000 compared to $791,000 for the same period in 1994 This constitutes an increase of 13% over the same period in 1994. Interest income for this period increased by $289,000 or 22% compared to 1994, and interest expense increased by $188,000 or 37% compared to 1994.

    The increase in interest income has been principally in loan income, which increase $220,000 or 22% compared to the same period last year. This increased occurred as a result of increased loan volume which was experienced in the first and second quarters of 1995.

    Interest income from investment securities increased by $34,000 or 13% and interest on fed funds sold decreased by $4,000. This occurred largely as a result of a reclassification of interest earned on federal funds sold to interest on deposits in banks. Interest on deposits in banks increased by $39,000 compared to the three months ending June 30, 1994. Interest on fed funds sold declined to zero as a result of the transfer of fed funds balances to the Federal Home Loan Bank. The income derived from these balances is classified as interest earned on deposits in banks.

    The increase in interest expense is due directly to the steady increase in interest rates during the third and fourth quarters of 1994 and the first quarter of 1995. Although the average total sources to fund earning assets increased by $6,279,000, from $67,991,000 at June 30, 1994, to $74,270,000 at June 30, 1995, the average interest rate increased from 4.58% to 4.93%, respectively, accounting for the increase in interest expense.

    The increase in deposits in the past several years has provided funds for investment in securities as well as loans. Loan demand during the second quarter continued to be very strong. Management believes that this is due to a stable local economy and the increase in loan volume associated with its Edwardsville office, which opened in March of 1995. Loan balances increased from $46,733,000 at December 31, 1994 to $49,904,000 at June 30, 1995, for
    an increase of $3,171,000 or 7%. Balances of investment securities "held to maturity" increased by $2,649,000 or 23%, while balances of investment securities "available for sale" decreased by $963,000 or 11% as compared to December 31, 1994. Management expects loan demand to continue to be strong for the remainder of the year due to the continued expansion of its Edwardsville, Bowman's Creek and Tunkhannock offices.

    The provision for loan losses during the three months ending June 30, 1995 was $15,000 compared to $20,000 for the three months ended June 30, 1994.

    The decrease was due to management's belief that the loan loss account was adequately funded. The allowance for loan loss at June 30, 1995 and December 31, 1994 was $486,000 and $477,000, respectively. This represents 0.98% and 1.02% of total loans, 454% and 379% of non-performing loans, and 143% and 152% of non-performing assets for June 30, 1995 and December 31, 1994, respectively. Management performs a quarterly analysis of the Bank's potential loan losses on a "worst case" basis. A loan review process is performed by an independent loan review officer on a continuing basis. This information is closely reviewed by the Board of Directors and used to evaluate the adequacy of the loan loss reserve in order to provide coverage for identifiable losses, provide for coverage for unexpected losses, and to keep the size of the reserve in proportion to the growing size of the loan portfolio.

    The following sets forth loans past due 90 days or more on which interest has continued to be accrued for June 30, 1995 and December 1994.


                                     June 1995     December 1994
                                     ---------     -------------
                                          (In thousands)
         Real estate mortgages          $324           $174
         Commercial                       64              5
         Installment                                      1
                                        ----           ----
                              Total     $388           $180
                                        ====           ====

    Non-accrual loans decreased from $126,000 at December 31, 1994 to $107,000 at June 30, 1995. Other real estate increased to $232,000 at June 30, 1995 from $187,000 at December 1994. The Bank has sold one of the four parcels in other real estate in July 1995, and expects that the remaining properties will be liquidated during 1995 with minimal loss, if any, to the Bank. Although the overall quality of the loan portfolio of the Bank is good, management expects future non-performing assets to increase in proportion to the increase in the size of the loan portfolio.

    Investments in securities "held to maturity" increased as previously noted, while investment securities "available for sale" decreased as previously noted. The market value of the securities "held to maturity" is $101,000 greater than the carrying value, while the securities "available for sale" reflect an unrealized gain in value of $96,000 from December 31, 1994 to June 30, 1995. This still reflects a loss of $15,000 from the "booked" value and is reflected as a reduction in the Bank's equity of $10,000, net of deferred tax effects.

    The interest increase is due to previous investments at lower rates maturing and being replaced by current investments, which produce higher yields. Rising interest rates during 1994 accounted for the unrealized loss on "available for sale" securities at December 31, 1994. Interest rates have declined during 1995, and this decline accounts for the reduction in the unrealized loss on the "available for sale" portfolio. The value of the investment portfolio will change inversely to changes in interest rates.

    Management strives to keep the average maturity of the investments short in order to minimize market value changes.

    Management continues to purchase only high quality investments to minimize credit risk to the value of the Bank's investments. There have been no adverse credit valuations on any of the investments. Although investment opportunities exist which will produce higher yields, they generally contain higher credit or interest rate risk.

    Salaries and employee benefits have increased by $36,000 from $222,000 to $258,000 or 16% for the three months ended June 30, 1995, compared to the same period for 1994, due to salary increases and the hiring of new employees for the Edwardsville office. Occupancy expense increased by $14,000 or 45% due to rent and utility expenses for the Edwardsville office and increased depreciation costs related to the other offices. Equipment expense increased by $10,000 or 24% due to expenditures at the Edwardsville office. F.D.I.C. deposit insurance premiums have leveled off as the rate did not change for 1995. Under the "risk-based" premium system instituted in 1993 by the F.D.I.C., the Bank pays the lowest possible premium rate, but will still pay over $160,000 for deposit insurance during 1995, unless the premium is lowered in accordance with existing laws which should take effect in the third quarter of 1995. Assuming the Bank continues to pay the lowest possible premium, which is scheduled to be 4 cents per hundred dollars of deposits, the Bank will realize a reduced F.D.I.C. expense approximately $45,000 for the balance of 1995.

    Management continues to monitor the Bank's repricing and liquidity by performing and interest rate analysis and liquidity analysis on a monthly basis. These reports are reviewed by management and the Board of Directors to determine ways to improve the Bank's interest rate sensitivity gap and meet liquidity needs. The Bank continues to place great emphasis on adjustable rate loan products, such as variable rate home equity loans and annually adjustable mortgage loans as well as adjustable rate and short term investments, in order to minimize interest rate risk.

    Since 1991 the Comptroller of the Currency has required all national banks to meet certain "Risk Based Capital" standards. These standards weight certain assets based on the risk of the asset, and also includes certain off-balance sheet items. The table below sets forth the Bank's Tier 1 and Tier 2 capital, risk adjusted assets (including off-balance sheet items) and the Bank's risk- based capital ratios under the guidelines, for June 30, 1995 and December 31, 1994.


    (In thousands, except ratios)                    1995        1994
                                                    -------     -------
     Tier I capital:
       Shareholders' equity........................  $8,864     $ 8,349
     Tier II capital:
       Loan loss reserve                                486         479
                                                    -------     -------
     Total Qualifying Capital......................  $9,350     $ 8,828
                                                    =======     =======
     Risk-adjusted assets (including
       off-balance sheet items).................... $49,713     $45,961

     Tier I Capital Ratio (4.00% required).........   17.83%      18.17%
     Total Capital Ratio (8.00% required)..........   18.81%      19.21%

                   GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
              AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND RATES


                                    THREE MONTHS ENDED         THREE MONTHS ENDED
                                       JUNE 30, 1995              JUNE 30, 1994
                                  -------------------------  -------------------------
                                    (1)   Interest  Average    (1)   Interest  Average
                                  Average  Income/ Interest  Average  Income/ Interest
(Dollars in thousands)            Balance  Expense   Rate    Balance  Expense   Rate
--------------------------------------------------------------------------------------
INTEREST EARNING ASSETS:
 Loans:
  Mortgages...................... $29,401     $701     9.54% $26,572     $661     9.95%
  Installment....................   3,719      105    11.29    3,539       85     9.61
  Commercial.....................  16,680      421    10.10   12,508      256     8.19
                                  ----------------           ----------------
    Total loans..................  49,800    1,227     9.86   42,619    1,002     9.40
                                  ----------------           ----------------
 Securities available for sale:
  U.S. Treasury securities.......   6,766       72     4.26   10,156      124     4.88
  Other securities...............     315        9    11.43      256        3     4.69
                                  ----------------           ----------------
      Total available for sale...   7,081       81     4.58   10,412      127     4.88
                                  ----------------           ----------------

 Securities held to maturity:

  U.S. government agencies.......  10,227      170     6.65    5,598       78     5.57
  Municipal bonds................   2,305       32     5.55    3,637       53     5.83
  Other securities...............   1,118       25     8.94    1,568       24     6.12
                                  ----------------           ----------------
    Total held to maturity.......  13,650      227     6.65   10,803      155     5.74
                                  ----------------           ----------------
 Federal funds sold..............                                384        5     5.21
 Deposits in banks...............   6,216       88     5.66    5,564       45     3.24
                                  ----------------           ----------------
      TOTAL...................... $76,747    1,623     8.46  $69,782    1,334     7.65
                                  =======---------           =======---------
INTEREST BEARING LIABILITIES:
 Deposits:
  NOW and super-NOW..............  $7,517       38     2.02   $6,531       34     2.08
  Savings and money market.......  21,006      151     2.88   21,058      167     3.17
  Certificates of deposit........  34,380      490     5.70   29,985      289     3.86
  Other time deposits............     200        3     6.00      200        2     4.00
                                  ----------------           ----------------
    Total deposits...............  63,103      682     4.32   57,774      492     3.41
 Other borrowed funds............     699        9     5.15      769       10     5.20
                                  ----------------           ----------------
      TOTAL......................  63,802      691     4.33   58,543      502     3.43
Non-interest bearing
 funds, net (2)..................  12,945                     11,239
                                  ----------------           ----------------
TOTAL SOURCES TO FUND
EARNING ASSETS................... $76,747      691     3.60  $69,782      502     2.88
                                  =======---------           =======---------
NET INTEREST/YIELD...............             $932     4.86%             $832     4.77%
                                              ====                       ====

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

                 See Notes to Consolidated Financial Statements

                   GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
              AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND RATES

                                     SIX MONTHS ENDED           SIX MONTHS ENDED
                                       JUNE 30, 1995              JUNE 30, 1994
                                  -------------------------  -------------------------
                                    (1)   Interest  Average    (1)   Interest  Average
                                  Average  Income/ Interest  Average  Income/ Interest
(Dollars in thousands)            Balance  Expense   Rate    Balance  Expense   Rate
--------------------------------------------------------------------------------------
INTEREST EARNING ASSETS:

 Loans:
  Mortgages...................... $29,169   $1,378    9.45%  $26,105   $1,219    9.34%
  Installment....................   3,634      205   11.28     3,082      167   10.84
  Commercial.....................  15,534      793   10.21    12,210      533    8.73
                                  ----------------           ----------------
    Total loans..................  48,337    2,376    9.83    41,397    1,919    9.27
                                  ----------------           ----------------
 Securities available for sale:
  U.S. Treasury securities.......   7,163      177    4.94     9,737      240    4.93
  Other securities...............     289        9    6.23       238        6    5.04
      Total available for sale...   7,452      186    4.99     9,975      246    4.93

 Securities held to maturity:

  U.S. government agencies.......   9,272      305    6.58     5,433      144    5.30
  Municipal bonds................   2,620       75    5.73     3,735      101    5.41
  Other securities...............   1,128       46    8.16     1,476       46    6.23
                                  ----------------           ----------------
    Total held to maturity.......  13,020      426    6.54    10,644      291    5.47
 Federal funds sold..............                                478       10    4.18
 Deposits in banks...............   5,461      155    5.68     5,497       87    3.17
                                  ----------------           ----------------
      TOTAL...................... $74,270    3,143    8.46   $67,991    2,553    7.51
                                  =======---------           =======---------
INTEREST BEARING LIABILITIES:
 Deposits:
  NOW and super-NOW..............  $6,749       74    2.19    $6,527       66    2.02
  Savings and money market.......  21,026      302    2.87    20,798      331    3.18
  Certificates of deposit........  29,927      893    5.97    29,836      577    3.87
  Other time deposits............     200        6    6.00       200        3    3.00
                                  ----------------           ----------------
    Total deposits...............  57,902    1,275    4.40    57,361      977    3.41
 Other borrowed funds............     800       19    4.75       823       20    4.86
                                  ----------------           ----------------
      TOTAL......................  58,702    1,294    4.41    58,184      997    3.43
Non-interest bearing
 funds, net (2)..................  15,568                      9,807
                                  ----------------           ----------------
TOTAL SOURCES TO FUND
EARNING ASSETS................... $74,270    1,294    3.48   $67,991      997    2.93
                                  =======---------           =======---------
NET INTEREST/YIELD...............           $1,849    4.98%            $1,556    4.58%
                                            ======                     ======

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

         (b)  Reports on Form 8-K

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