Form 10QSB
period 1995-09-30
GRANGE NATIONAL BANC CORP
filed 1995-11-14
CIK 763850

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

       For the transition period from___________    to___________
         Commission file number 0-13664

                           GRANGE NATIONAL BANC CORP
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

              PENNSYLVANIA                            23-2314065
-------------------------------------------------------------------------------
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)              Identification No.)

                              198 E. TIOGA STREET
                           TUNKHANNOCK, PENNSYLVANIA
                    ---------------------------------------
                   (Address of principal executive offices)


                                (717) 836-2100
                    ---------------------------------------
                          (Issuer's telephone number)

                    ---------------------------------------
            Former name, former address and former fiscal year, if
                          changed since last report.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 345,627

Transitional Small Business Disclosure Format (Check one):

Yes / /; No  /X/

                   GRANGE NATIONAL BANC CORP. AND SUBSIDIARY


PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                                       Page
    Unaudited Financial Statements:

    Consolidated Balance Sheets as of
    September 30, 1995 and December 31, 1994..........    2

    Consolidated Statements of Income For the Three
    and Nine Months Ended September 30, 1995...........   3

    Consolidated Statements of Changes in Stockholders'
    Equity For the Nine Months Ended
    September 30, 1995 and 1994.......................    4

    Consolidated Statements of Cash Flows For the
    Nine Months ended September 30, 1995 and 1994.....    5

    Notes to Consolidated Financial Statements........  6-8


ITEM 2.  Management's Discussion and Analysis of
        Financial Condition........................... 9-12

    Results of Operations.............................13-14


PART 11.  OTHER INFORMATION:


ITEM 6.  Exhibits and Reports on Form 8-K.............   15

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

3.  CHANGE IN ACCOUNTING PRINCIPLE:

    In May 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), which the Company adopted as of January 1, 1994. SFAS No. 115 requires the Company to classify each debt and equity security in one of three categories: held to maturity, available for sale or trading. Investments classified as held to maturity are reflected at amortized cost. Investments classified as either available for sale or trading securities are reflected at fair market value. Unrealized gains or losses for trading securities are included in earnings. Unrealized gains and losses on available for sale securities are excluded from earnings and reflected, net of income taxes, in a separate component of stockholders' equity until realized. All equity and U.S. Treasury securities are classified as "available for sale" and all other securities are classified as "held to maturity". Upon implementation on January 1, 1994, fair market value of available for sale securities exceeded amortized cost by

    $70,000. At September 30, 1995, amortized cost was approximately $4,000 less than fair market value, while amortized cost exceeded fair market value at September 30, 1994, by $115,000.

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

    PREFERRED STOCK:

      The Company authorized 1,000,000 of preferred stock at $5 par value. At December 31, 1994 and September 30, 1995, no shares were issued nor outstanding.

               GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
 CONSOLIDATED BALANCE SHEETS, SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                             1995               1994
                                          (UNAUDITED)        (AUDITED)
                                          -----------        ---------
ASSETS:

 Cash and due from banks..............     $1,715,036         $1,486,145
 Investment securities, held to
  maturity (market value 1995,
  $17,784,000; 1994, $11,143,000).....     17,749,807         11,412,673
 Investment securities, available
  for sale (Note 3)...................      9,919,490          8,619,700
 Interest bearing deposits............      4,954,799          5,501,885
 Loans, net of unearned interest......     51,340,446         46,733,322
 Less:  allowance for loan losses.....        490,847            479,390
                                          -----------        -----------
   Loans - net........................     50,849,599         46,253,932
 Bank premises and equipment - net....      2,291,715          2,201,107
 Other real estate....................        188,764            187,071
 Accrued interest and other assets....        926,590            642,814
                                          -----------        -----------
  TOTAL ASSETS........................    $88,595,800        $76,305,327
                                          -----------        -----------
                                          -----------        -----------

LIABILITIES:
 Domestic deposits:
  Non-interest bearing deposits.......     $7,907,490         $7,698,578
  Interest bearing deposits...........     69,916,925         59,315,159
                                          -----------         -----------
   Total deposits.....................     77,824,415         67,013,737
  Other borrowed funds................      1,086,025            772,039
  Accrued interest and
   other liabilities..................        490,935            276,539
                                          -----------         -----------
   Total liabilities..................     79,401,375         68,062,315
                                          -----------         -----------

STOCKHOLDERS' EQUITY:
 Preferred stock authorized
  1,000,000 shares of $5 par; None
  issued nor outstanding..............
 Common stock authorized 5,000,000
  shares of $5 par value; 345,654
  shares issued and outstanding
  (Note 4).............................     1,728,270          1,728,270
 Additional paid-in capital............     1,483,334          1,483,334
 Retained earnings.....................     5,980,598          5,137,944
 Unrealized holding gains (losses)
  on investment securities (net
  of deferred income taxes of
  ($1,395) and $54,000 in 1995
  and 1994, respectively) (Note 4).....         2,709           (106,000)
                                          -----------         -----------
   Total...............................     9,194,911          8,243,548
Less:  Treasury stock, 23 and 26 shares,
 respectively, at cost.................           486                536
                                          -----------         -----------
  Total stockholders' equity...........     9,194,425          8,243,012
                                          -----------         -----------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY...................  $88,595,800        $76,305,327
                                          -----------         -----------
                                          -----------         -----------

                See Notes to Consolidated Financial Statements

                   GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                       Three Months           Nine Months
                                           Ended                 Ended
                                       September 30           September 30
                                       -------------         -------------
                                       1995      1994        1995      1994
                                       ----      ----        ----      ----
Interest Income:
 Interest and fees on loans....... $1,278,462 $1,038,108 $3,636,700 $2,944,491
 Interest and dividends
  on investment securities........    380,087    264,927    966,641    767,763
 Interest on federal funds sold...                 3,248          0     14,400
 Interest on deposits in banks....     71,686     76,992    226,509    164,573
                                    ---------  ---------  ---------  ---------
  Total interest income...........  1,730,235  1,383,275  4,829,850  3,891,227
                                    ---------  ---------  ---------  ---------
Interest Expense:
 Interest on deposits.............    768,561    528,734  2,043,323  1,506,062
 Interest on borrowed funds.......     10,544      9,281     29,732     28,719
                                    ---------  ---------  ---------  ---------
  Total interest expense..........    779,105    538,015  2,073,055  1,534,781
                                    ---------  ---------  ---------  ---------
  Net interest income.............    951,130    845,260  2,756,795  2,356,446
 Provision for loan losses........     25,000     22,500     55,000     72,500
                                    ---------  ---------  ---------  ---------
  Net interest income after
   provision for loan losses......    926,130    822,760  2,701,795  2,283,946
                                    ---------  ---------  ---------  ---------
Other Income:
 Service charges and other income.    104,666     84,966    296,742    231,526
                                    ---------  ---------  ---------  ---------
Other Expenses:
 Salaries and employee benefits...    261,728    217,762    765,542    659,034
 Occupancy expense................     57,653     42,027    165,069    109,474
 Equipment expense................     49,873     45,088    152,091    135,120
 Other operating expense..........    187,185    152,843    573,055    457,992
                                    ---------  ---------  ---------  ---------
  Total other expenses............    556,439    457,720  1,655,757  1,361,620
                                    ---------  ---------  ---------  ---------
Income before income taxes........    474,357    450,006  1,342,780  1,153,852
Provision for income taxes........    157,000    143,000    431,000    357,500
                                    ---------  ---------  ---------  ---------

Net income........................   $317,357   $307,006   $911,780   $796,352
                                    =========  =========  =========  =========
Earnings per share (Note 4).......      $0.92      $0.93      $2.64      $2.72
                                    =========  =========  =========  =========
Weighted average common shares....    345,631    331,604    345,631    292,332


                See Notes to Consolidated Financial Statements

                   GRANGE NATIONAL BANC CORP. AND SUBSIDIARY

    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                   1995            1994
                                                   ----            ----
STOCKHOLDERS' EQUITY, January 1...............  8,243,012       5,544,147

COMMON STOCK, $5.00 par value

Transfer to common stock due to
 3 for 1 stock split..........................                    874,400
Issuance of common stock (83,334 shares)......                    416,670

ADDITIONAL PAID-IN CAPITAL

Transfer to common stock due to 3 for
 1 stock split................................                   (734,400)
Issuance of common stock (83,334 shares)......                  1,483,334

RETAINED EARNINGS

Transfer to common stock due to 3 for
 1 stock split................................                   (140,000)

NET INCOME....................................    911,780         796,352

Cash dividends paid:                              (69,126)        (53,992)

UNREALIZED HOLDING GAINS AND LOSSES

Unrealized holding gains (losses) on
 investment securities (net of
 deferred income taxes of $5,212
 and $35,884 in 1995 and 1994,
 respectively)................................    108,709         (75,706)

TREASURY STOCK

Reissuance of common stock (3 shares each
 in 1995 and 1994)............................         50              50
Purchase of treasury stock

 (14 shares at $24.00)........................                       (336)
                                               ----------      ----------

STOCKHOLDERS' EQUITY, September 30............ $9,194,425      $8,110,519
                                               ----------      ----------
                                               ----------      ----------
                See Notes to Consolidated Financial Statements

               GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,                     1995        1994
--------------------------------------------------------------------------------

 OPERATING ACTIVITIES:

  Net income..........................................    $911,780    $796,352
  Adjustments to reconcile net income to net cash provided by operating activities:


    Depreciation and amortization.....................     108,000     100,677
    Provision for loan losses.........................      55,000      72,500
    Increase (decrease) in deferred income taxes......      54,001      (3,997)
  Changes in operating assets and liabilities:

   Increase in accrued interest income and other
     assets...........................................    (283,776)    (59,166)

   Increase in accrued interest expense and other
    liabilities.......................................     159,001      46,863
                                                        ----------  ----------
   NET CASH PROVIDED BY
    OPERATING ACTIVITIES..............................   1,004,006     953,229
                                                        ----------  ----------

 INVESTING ACTIVITIES:
  Purchase bank premises and equipment................    (198,608)   (210,005)
  Decrease (increase) in other real estate............      (1,693)     31,142
  Purchase of securities "available for sale".........  (5,288,158) (4,111,755)
  Redemptions of securities "available for sale"......   4,098,472   3,410,496
  Purchase of securities "held to maturity"...........  (9,555,844) (3,296,751)
  Redemptions of securities "held to maturity"........   3,130,851   2,353,908
  Decrease in mortgage-backed securities..............      87,859     273,756
  Increase in loans to customers......................  (4,650,667) (3,849,076)
  Decrease (increase) in deposits in banks............     547,085  (4,364,918)
                                                        ----------  ----------
   NET CASH USED IN
    INVESTING ACTIVITIES.............................. (11,830,703) (9,763,203)
                                                        ----------  ----------
 FINANCING ACTIVITIES:


  Increase in deposits before interest credited.......   9,368,387   2,827,742
  Interest credited to deposits.......................   1,756,277   1,176,063
  Cash dividends paid.................................     (69,126)    (53,993)
  Decrease in treasury stock..........................          50        (286)
  Issuance of common stock............................               1,900,004
                                                        ----------  ----------
   NET CASH PROVIDED BY
    FINANCING ACTIVITIES..............................  11,055,588   5,849,530
                                                        ----------  ----------
 NET INCREASE IN CASH AND
  CASH EQUIVALENTS....................................     228,891  (2,960,444)
 CASH AND CASH EQUIVALENTS, January 1.................   1,486,145   4,670,674
                                                        ----------  ----------
 CASH AND CASH EQUIVALENTS, September 30..............  $1,715,036  $1,710,230
                                                        ==========  ==========
 SUPPLEMENTARY SCHEDULE OF CASH FLOW INFORMATION:          228,891  (2,960,444)
  Cash paid during the six months for:
   Interest...........................................    $408,643    $339,782
   Income taxes.......................................    $417,000    $326,800
  Non-cash investing activities:
   Unrealized gains (losses) on securities,
    net of tax........................................    $108,709   ($114,709)

                See Notes to Consolidated Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION:

Net income for the three and nine months ending September 30, 1995 totaled $317,000 and $912,000, which are increases of 3.37% and 14.49%, respectively, over net income for the same periods in 1994. Net interest income for the three and nine months ending September 30, 1995 increased by $103,000 and $418,000, which are increases of 12.56% and 18.30% over the same periods in 1994.
Interest income for the three and nine month periods increased by $347,000 and $939,000 or 25.08% and 24.12%, respectively, while interest expense for the three and nine periods increased by $241,000 and $538,000 or 44.81% and 35.07%. The provision for loan losses increased $3,000 or 11.11% for the three month period, but decreased $18,000, or 24.14% for the nine month period.

Loan income growth continues to be strong with increases of $240,000 and $692,000, or 23.15% and 23.51%, for the three and nine month periods ending September 30, 1995, compared to the same periods in 1994. Loan demand leveled off during the third quarter and management expects it to remain level for the remainder of 1995.

Income from investment securities increased by $115,000 and $199,000, or 43.47% and 25.90%, for these same periods, as increased deposits during the third quarter were invested in securities. Interest on fed funds sold declined to zero because interest bearing deposits at the Federal Home Loan Bank are classified as deposits in banks. Interest on deposits in banks declined $5,000 or 6.89% for the three months ended September 30, 1995 because of the declining rate paid on the Bank's overnight deposits at the Federal Home Loan Bank. The interest on deposits in banks increased $62,000 or 37.63% for the nine months ended September 30, 1995, as compared to the same period for 1994. This is a result of a rising interest rate trend during 1994, as compared to a declining interest rate trend during 1995. The Bank expects interest income for deposits in banks for the fourth quarter of 1995 to be lower than the same period in 1994.

The increase in interest expense is due directly to the steady increase in interest rates during the third and fourth quarters of 1994 and the first quarter of 1995. Although the average total sources to fund earning assets increased by $9,248,000 from $68,741,000 at September 30, 1994 to $77,989,000 at
September 30, 1995, the average interest rate increased from 3.49% to 4.28%, respectively, accounting for the increase in interest expense.

The increase in deposits in the past several years has provided funds for investment in securities as well as loans. Loan demand was steady during the third quarter, but is expected to slow during the fourth quarter due to seasonal fluctuations and a slowing economy. Loan balances increased $4,607,000 or 9.86% from $46,733,000 at December 31, 1994 to $51,340,000 at September

30, 1995. Balances of investment securities "held to maturity" increased by $6,337,000 or 55.53%, and balances of investment securities "available for sale" increased by $1,300,000 or 15.08%, as compared to December 31, 1994. Because deposits increased faster than loan demand, the bank invested the excess funds in securities.

During October 1995, the Bank entered in to an agreement with Meridian Bank to purchase a branch office located in Little Meadows, Pennsylvania. Subject to regulatory approvals, the Bank expects to take possession of the office at the end of January 1996. The office currently has approximately $3,700,000 in deposits. Management believes the office offers opportunity for considerable growth in both deposits and loans.

As previously noted, the provision for loan loss for the nine month period ended September 30, 1995 decreased $18,000, while for the three month period ended September 30, 1995 it increased $3,000, as compared to the same periods in 1994. The overall decrease is due to management's belief that the loan loss account was adequately funded during the first half of the year, but increases were needed during the third quarter because of increased loan demand. The allowance for loan loss at September 30, 1995 and December 31, 1994 was $491,000 and $479,000, respectively. This represents 0.96% and 1.02% of total loans, 213% and 379% of non-performing loans, and 117% and 152% of non-performing assets for September 30, 1995 and December 31, 1994, respectively. Management performs a quarterly analysis of the Bank's potential loan losses on a "worst case" basis. A loan review process is performed by an independent loan review officer on a continuing basis. This information is closely reviewed by the Board of Directors and used to evaluate the adequacy of the loan loss reserve in order to provide coverage for identifiable losses, provide for coverage for unexpected losses, and to keep the size of the reserve in proportion to the growing size of the loan portfolio.

The following sets forth loans past due 90 days or more on which interest has continued to be accrued for September 30, 1995 and December 31, 1994.

                          September 1995        December 1994
                                    (In thousands)

    Real estate mortgages      $207                $174
    Commercial                    3                   5
    Installment                   3                   1
                               ----                ----
       Total                   $213                $180
                               ====                ====

Non-accrual loans increased from $126,000 at December 31, 1994 to $231,000 at September 30, 1995. Other real estate increased from $187,000 at December 31, 1994 to $189,000 at September 30, 1995. The Bank added one property to other real estate and sold two of the properties during the third quarter. Another property was added during the fourth quarter, and two properties are expected to be sold during the fourth quarter. A loss of $10,000 was recognized on one of the properties during the fourth quarter. This property and another are expected to be liquidated in 1996 with minimal additional loss to the Bank. Although the overall quality of the loan portfolio of the Bank is good, management expects future non-performing assets to increase in proportion to the increase in the size of the loan portfolio.

Investments in securities "held to maturity" and "available for sale" have increased, as previously noted. The market value of securities "held to maturity" is $34,000 greater than the carrying value, and securities "available for sale" reflect an unrealized gain in value of $109,000 from December 31, 1994 to September 30, 1995. This reflects a gain of $4,000 from the "booked" value and is reflected as an increase in the Bank's equity of $3,000, net of deferred tax effects.

The average interest rate on securities "available for sale" increased by 36 basis points, from 4.86% to 5.22% for the nine months ended September 30, 1994 and 1995, respectively. The average interest rate on securities "held to maturity" increased by 77 basis points, from 5.67% to 6.44% for the same period. Although these rates reflect increases, interest rates have been declining during the second and third quarters of 1995, and are expected to continue to decline. This decline accounts for the gain on the "available for sale" portfolio. The value of the investment portfolio changes inversely to changes in interest rates. Management has attempted to "lock in" some higher rates by purchasing investments with slightly longer maturities. In an declining rate environment this strategy should enhance the value of the portfolio.

Management continues to purchase only high quality investments to minimize credit risk to the value of the Bank's investments. There have been no adverse credit valuations on any of the investments. Although investment opportunities exist which will produce higher yields, they generally contain higher credit or interest rate risk.

Operating expenses have increased during the three and nine months ending September 30, 1995, compared to the same period in 1994, primarily due to costs related to the new office in Edwardsville. Salaries and employee benefits have increased by $44,000 and $107,000, or 20.19% and 16.16% for the three and nine month periods, respectively. Occupancy expense increased by $16,000 and $56,000, or 37.18% and 50.78%, for the three and nine months periods, respectively. Equipment expense increased by $5,000 and $17,000 or 10.61% and 12.56% for the three and nine month periods, and other operating expenses increased $34,000 and $115,000 or 21.57% and 25.12%, for the three and nine month periods, respectively.

The Federal Deposit Insurance Corporation announced a reduction in the premium for the Bank's deposit insurance during the third quarter of 1995, and made a rebate to the Bank of excess premium paid during the first and second quarters. The Bank will recognize a total savings of approximately $80,000 in F.D.I.C. insurance costs for 1995 due to these changes.

Management continues to monitor the Bank's repricing and liquidity by performing an interest rate analysis and liquidity analysis on a monthly basis. These reports are reviewed by management and the Board of Directors to determine ways to improve the Bank's interest rate sensitivity gap and meet liquidity needs. The Bank continues to place great emphasis on adjustable rate loan products, such as variable rate home equity loans and annually adjustable mortgage loans as well as adjustable rate and short to medium term investments, in order to manage interest rate risk.

Since 1991 the Comptroller of the Currency has required all national banks to meet certain "Risk Based Capital" standards. These standards weight certain assets based on the risk of the asset, and also include certain off-balance sheet items. The table below sets forth the Bank's Tier 1 and Tier 2 capital, risk adjusted assets (including off-balance sheet items) and the Bank's risk-based capital ratios under the guidelines, for September 30, 1995 and December 31, 1994

(In thousands, except ratios)                   1995        1994
Tier I capital:
  Shareholder's equity........................$9,195       $8,349
Tier II capital:
  Loan loss reserve...........................   491          479
                                              ------       ------
Total Qualifying Capital......................$9,685       $8,828
                                              ======       ======
Risk-adjusted assets (including
  off-balance sheet items)...................$51,400      $45,961


Tier I Capital Ratio (4.00% required).........17.89%       18.17%
Total Capital Ratio (8.00% required)..........18.84%       19.21%

                   GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
              AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND RATES


                                                NINE MONTHS ENDED                       NINE MONTHS ENDED
                                                SEPTEMBER 30, 1995                      SEPTEMBER 30, 1994
                                                ------------------                      ------------------
                                            (1)     Interest       Average      (1)       Interest      Average
                                          Average    Income/      Interest    Average      Income/     Interest
(Dollars in thousands)                    Balance    Expense        Rate      Balance      Expense       Rate
----------------------------------------------------------------------------------------------------------------

INTEREST EARNING ASSETS:

 Loans:
  Mortgages..............................  $29,762         $708        9.52%   $24,493         $588        9.60%
  Installment............................    4,138          115       11.12      4,386          104        9.48
  Commercial.............................   16,731          448       10.71     15,366          336        8.75
                                           -------        -----                 ------        -----
    Total loans..........................   50,631        1,271       10.04     44,245        1,028        9.29
                                           -------        -----                 ------        -----
 Securities available for sale:
  U.S. Treasury securities...............    8,991          127        5.65      9,901          119        4.81
  Other securities.......................      355            4        4.51        255            4        6.27
                                           -------        -----                 ------        -----
      Total available for sale...........    9,346          131        5.61     10,156          123        4.84
                                           -------        -----                 ------        -----

 Securities held to maturity:

  U.S. government agencies...............   13,318          218        6.55      5,912           83        5.62
  Municipal bonds........................    2,321           32        5.51      3,244           48        5.92
  Other securities.......................      910           14        6.15      1,538           28        7.28
                                           -------        -----                 ------        -----
    Total held to maturity...............   16,549          264        6.38     10,694          159        5.95
                                           -------        -----                 ------        -----
 Federal funds sold......................                                          449            3        2.67
 Deposits in banks.......................    6,484           72        4.44      6,527           77        4.72
                                           -------        -----                 ------        -----
      TOTAL..............................  $83,010        1,738        8.37    $72,071        1,390        7.71
                                           =======        =====                 ======        =====
INTEREST BEARING LIABILITIES:
 Deposits:
  NOW and super-NOW......................   $7,767           40        2.06     $7,193           36        2.00

  Savings and money market...............   21,476          153        2.85     21,482          194        3.61
  Certificates of deposit................   38,707          573        5.92     30,108          297        3.95
  Other time deposits....................      200            3        6.00        200            2        4.00
                                           -------        -----                 ------        -----
    Total deposits.......................   68,150          769        4.51     58,983          529        3.59
 Other borrowed funds....................      836           11        5.26        753            9        4.78
                                           -------        -----                 ------        -----
      TOTAL..............................   68,986          780        4.52     59,736          538        3.60
Non-interest bearing
 funds, net (2)..........................   14,024                              12,335
                                           -------        -----                 ------        -----
TOTAL SOURCES TO FUND
EARNING ASSETS...........................  $83,010          780        3.76    $72,071          538        2.99
                                           =======        =====                 ======        =====
NET INTEREST/YIELD.......................                  $958        4.62%                   $852        4.73%
                                                          =====                               =====

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

                See Notes to Consolidated Financial Statements

                   GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
              AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND RATES

                                                NINE MONTHS ENDED                       NINE MONTHS ENDED
                                                SEPTEMBER 30, 1995                      SEPTEMBER 30, 1994
                                                ------------------                      ------------------
                                            (1)     Interest       Average      (1)       Interest      Average
                                          Average    Income/      Interest    Average      Income/     Interest
(Dollars in thousands)                    Balance    Expense        Rate      Balance      Expense       Rate
----------------------------------------------------------------------------------------------------------------
INTEREST EARNING ASSETS:

 Loans:
  Mortgages..............................  $29,369       $2,086        9.47%   $25,567       $1,807        9.42%
  Installment............................    3,803          320       11.22      3,379          271       10.69
  Commercial.............................   16,083        1,241       10.29     12,782          889        9.27
                                           -------        -----                 ------        -----
    Total loans..........................   49,255        3,647        9.87     41,728        2,967        9.48

                                           -------        -----                 ------        -----
 Securities available for sale:
  U.S. Treasury securities...............    7,779          304        5.21      9,793          359        4.89
  Other securities.......................      311           13        5.57        250            7        3.73
                                           -------        -----                 ------        -----
      Total available for sale...........    8,090          317        5.22     10,043          366        4.86
                                           -------        -----                 ------        -----

 Securities held to maturity:

  U.S. government agencies...............   10,636          523        6.56      5,594          227        5.41
  Municipal bonds........................    2,519          107        5.66      3,570          149        5.56
  Other securities.......................    1,055           56        7.08      1,490           77        6.89
                                           -------        -----                 ------        -----
    Total held to maturity...............   14,210          686        6.44     10,654          453        5.67
                                           -------        -----                 ------        -----
 Federal funds sold......................                                          468           14        3.99
 Deposits in banks.......................    6,434          227        4.70      5,848          165        3.76
                                           -------        -----                 ------        -----
      TOTAL..............................  $77,989        4,877        8.34    $68,741        3,965        7.69
                                           =======        =====                 ======        =====
INTEREST BEARING LIABILITIES:
 Deposits:
  NOW and super-NOW......................   $7,466          114        2.04     $6,749          102        2.02
  Savings and money market...............   21,151          455        2.87     21,026          525        3.33
  Certificates of deposit................   35,070        1,466        5.57     29,927          874        3.89
  Other time deposits....................      200            9        6.00        200            5        3.33
                                           -------        -----                 ------        -----
    Total deposits.......................   63,887        2,044        4.27     57,902        1,506        3.47
 Other borrowed funds....................      775           30        5.16        800           29        4.83
                                           -------        -----                 ------        -----
      TOTAL..............................   64,662        2,074        4.28     58,702        1,535        3.49
Non-interest bearing
 funds, net (2)..........................   13,327                              10,039
                                           -------        -----                 ------        -----
TOTAL SOURCES TO FUND
EARNING ASSETS...........................  $77,989        2,074        3.55    $68,741        1,535        2.98
                                           =======        =====                 ======        =====
NET INTEREST/YIELD.....................................  $2,803        4.79%                 $2,430        4.71%
                                                         ======        ====                  ======        ====

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

                          GRANGE NATIONAL BANC CORP.
                          (Registrant)


Date Nov. 10, 1995         /s/ Thomas A. McCullough
                               ---------------------
                               Thomas A. McCullough
                               President
                               Chief Executive Officer
                               Chief Financial Officer


Date Nov. 10, 1995         /s/ Philip O. Farr
                               ---------------------
                               Philip O. Farr
                               Chief Accounting Officer