Form 10-Q
period 1996-03-31
GRANGE NATIONAL BANC CORP
filed 1996-05-17
CIK 763850

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           Form 10-QSB


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended____March 31, 1996________________________

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

                       __________(717)_836-2100___________
                           (Issuer's telephone number)

    _________________________________________________________________________
         Former name, former address and former fiscal year, if changed since last report.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes __X__   No___

                   APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 348,774

Transitional Small Business Disclosure Format (Check one):
Yes ___;   No __X__

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY



PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                                          Page
                                                          ----
    Unaudited Financial Statements:

    Consolidated Balance Sheets as of March 31, 1996
    and December 31, 1995.............................     2

    Consolidated Statements of Income For the Three
    Months Ended March 31, 1996.......................     3

    Consolidated Statements of Changes in Stockholders'
    Equity For the Three Months Ended March 31, 1996
    and 1995..........................................     4

    Consolidated Statements of Cash Flows For the
    Three Months ended March 31, 1996 and 1995........     5

    Notes to Consolidated Financial Statements........    6 - 7


ITEM 2.  Management's Discussion and Analysis of
        Financial Condition...........................    8 - 10

    Results of Operations.............................     11


PART II.  OTHER INFORMATION:


ITEM 6.  Exhibits and Reports on Form 8-K.............     12

                   GRANGE NATIONAL BANK CORP. AND SUBSIDIARY
       CONSOLIDATED BALANCE SHEETS, MARCH 31, 1996 AND DECEMBER 31, 1995


                                                                                                 1996           1995
                                                                                              (UNAUDITED)    (AUDITED)
                                                                                             ------------    ----------

ASSETS:
  Cash and due from banks................................................................     $1,777,486    $  1,793,476

  Investment securities, held to maturity (fair
    value 1996, $22,868,000; 1995, $21,355,000) .........................................     23,231,695      21,155,479
  Investment securities, available for sale (Note 3).....................................     11,555,053      10,511,079
  Interest bearing deposits..............................................................      5,763,857       2,713,768
  Loans, net of unearned interest........................................................     51,919,346      52,537,822
  Less:  allowance for loan losses.......................................................        545,049         532,325
                                                                                             ------------    -----------
         Loans - net.....................................................................     51,374,297      52,005,497
  Bank premises and equipment - net......................................................      2,265,572       2,236,370

  Other real estate......................................................................         15,869          69,618
  Accrued interest and other assets......................................................      1,536,970       1,136,680
                                                                                             ------------    -----------
    TOTAL ASSETS.........................................................................    $97,520,799    $ 91,621,967
                                                                                              ==========     ===========

LIABILITIES:
  Domestic deposits:
    Non-interest bearing deposits........................................................    $10,649,620    $  8,860,513
    Interest bearing deposits............................................................     75,772,764      71,005,086
                                                                                             ------------    -----------
      Total deposits.....................................................................     86,422,384      79,865,599
  Other borrowed funds...................................................................        868,749       1,712,342
  Accrued interest and other liabilities.................................................        415,013         521,759
                                                                                             ------------    -----------

      Total liabilities..................................................................     87,706,146      82,099,700
                                                                                             ------------    -----------
STOCKHOLDERS' EQUITY:
  Preferred stock authorized 1,000,000 shares of $5 par;
    None issued
  Common stock authorized 5,000,000 shares of
    $5 par value; 348,774 shares issued and
    outstanding (Note 4).................................................................      1,743,870       1,743,870
  Additional paid-in capital.............................................................      1,559,336       1,559,336
  Retained earnings......................................................................      6,524,795       6,154,547
  Unrealized holding gains (losses) on investment securities
    (net of deferred income taxes of ($7,242) and
    $33,000 in 1996 and 1995, respectively) (Note 4).....................................        (12,912)         65,000
                                                                                             ------------    -----------
      Total .............................................................................      9,815,089       9,522,753
  Treasury stock, 20 and 23 shares,
    respectively, at cost ...............................................................           (436)           (486)
                                                                                             ------------    -----------
      Total stockholders' equity.........................................................      9,814,653       9,522,267
                                                                                             ------------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..............................................   $ 97,520,799    $ 91,621,967
                                                                                             ===========     ===========


                 See Notes to Consolidated Financial Statements
                                        3


                      GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                           Three Months
                                                                                               Ended
                                                                                              March 31
                                                                                     1996               1995
                                                                                     ----               ----
Interest Income:
  Interest and fees on loans...................................................   $1,273,170         $1,142,529
  Interest and dividends
    on investment securities...................................................      495,096            287,817

  Interest on deposits in banks................................................       38,057             66,972
                                                                                  ----------          ---------
          Total interest income................................................    1,806,323          1,497,318
                                                                                  ----------          ---------
Interest Expense:
  Interest on deposits.........................................................      779,472            593,192
  Interest on borrowed funds ..................................................       10,290             10,168
                                                                                  ----------          ---------
          Total interest expense...............................................      789,762            603,360
                                                                                  ----------          ---------
        Net interest income....................................................    1,016,561            893,958
      Provision for loan losses ...............................................       13,000             15,000
                                                                                  ----------          ---------
        Net interest income after
          provision for loan losses............................................    1,003,561            878,958
                                                                                  ----------          ---------
Other Income:
  Service charges and other income ............................................      118,223             94,091
  Gain (loss) on sale of other real estate.....................................      (22,801)
                                                                                  ----------          ---------
          Total other income...................................................       95,422             94,091
                                                                                  ----------          ---------
Other Expenses:
  Salaries and employee benefits ..............................................      311,759            245,924
  Occupancy expense ...........................................................       48,772             62,291
  Equipment expense............................................................       54,930             50,248
  Other operating expense .....................................................      148,274            184,472
                                                                                  ----------          ---------
          Total other expenses.................................................      563,735            542,935
                                                                                  ----------          ---------

Income before income taxes ....................................................      535,248            430,114
Provision for income taxes ....................................................      165,000            138,000
                                                                                  ----------          ---------
Net income.....................................................................     $370,248         $  292,114
                                                                                  ==========          =========
Earnings per share (Note 4)....................................................        $1.06         $     0.82
                                                                                  ==========          =========
Weighted average common shares ................................................      348,754            345,631




                 See Notes to Consolidated Financial Statements

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                                       1996            1995
                                                                       ----            ----


STOCKHOLDERS' EQUITY, January 1..................................     9,522,267     8,243,012


NET INCOME.......................................................       370,248       292,114



UNREALIZED HOLDING GAINS AND LOSSES
Unrealized holding gains (losses) on investment
  securities (net of deferred income taxes of ($7,242)
  and $33,000 in 1996 and 1995, respectively)....................       (77,912)       57,940

TREASURY STOCK
Reissuance of common stock (3 shares each
  in 1996 and 1995) .............................................            50            50
                                                                     ----------    ----------


STOCKHOLDERS' EQUITY, March 31...................................    $9,814,653    $8,593,116
                                                                     ==========    ==========

                 See Notes to Consolidated Financial Statements

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (AUDITED)


FOR THE THREE MONTHS ENDED MARCH 31,                                                   1996                 1995
                                                                                       ----                 ----
OPERATING ACTIVITIES:
 Net income.....................................................................     $376,463             $292,114
 Adjustments to reconcile net income to net cash
  provided by operating activities:


   Depreciation and amortization................................................       47,758               36,000
   Provision for loan losses....................................................       13,000               15,000
   Increase (decrease) in deferred income taxes.................................      (40,242)              29,242
 Changes in operating assets and liabilities:


  Increase in accrued interest income and other assets..........................     (230,036)            (132,574)

  Increase (decrease) in accrued interest expense and other liabilities.........     (109,631)             116,269
                                                                                   ----------           ----------

  NET CASH PROVIDED BY
   OPERATING ACTIVITIES.........................................................       57,312              356,051
                                                                                   ----------           ----------
INVESTING ACTIVITIES:
 Purchase bank premises and equipment...........................................      (76,960)            (131,748)
 Decrease (increase) in other real estate.......................................       53,749              (45,193)
 Purchase of securities "available for sale"...................................    (2,561,554)             (31,300)

 Redemptions of securities "available for sale".................................    1,472,580            2,225,715
 Purchase of securities "held to maturity".....................................    (5,517,223)          (1,828,511)
 Redemptions of securities "held to maturity"...................................    3,897,330               44,899
 Decrease (increase) in mortgage-backed securities.............................      (456,323)              45,702
 Decrease (increase) in loans to customers......................................      622,200           (1,661,293)
 Decrease (increase) in deposits in banks.......................................   (3,050,089)          (1,123,299)
 Premium on deposits............................................................     (170,254)
                                                                                   ----------           ----------
  NET CASH USED IN
   INVESTING ACTIVITIES.........................................................   (5,786,544)          (2,505,028)
                                                                                   ----------           ----------
FINANCING ACTIVITIES:

 Increase in deposits before interest credited..................................    5,975,186            1,941,396
 Increase (decrease) in borrowed funds.........................................      (843,593)            (164,233)
 Interest credited to deposits..................................................      581,599              553,641

 Decrease in treasury stock.....................................................           50                   50
                                                                                   ----------           ----------

  NET CASH PROVIDED BY
   FINANCING ACTIVITIES.........................................................    5,713,242             2,330,854
                                                                                   ----------            ----------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS...............................................................      (15,990)              181,877
CASH AND CASH EQUIVALENTS, January 1............................................    1,793,476             1,486,145
                                                                                   ----------            ----------
CASH AND CASH EQUIVALENTS, March 31.............................................   $1,777,486            $1,668,022
                                                                                   ==========            ==========
SUPPLEMENTARY SCHEDULE OF CASH FLOW INFORMATION:
 Cash paid during the year for:
  Interest......................................................................      $233,47              $106,368
  Income taxes..................................................................     $174,000               $50,000
 Non-cash investing activities:
  Unrealized gains (losses) on securities, net of tax...........................     ($77,912)              $57,940


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

3.  CHANGE IN ACCOUNTING PRINCIPLE:

    In May 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), which the Company adopted as of January 1, 1994. SFAS No. 115 requires the Company to classify each debt and equity security in one of three categories: held to maturity, available for sale or trading. Investments classified as held to maturity are reflected at amortized cost. Investments classified as either available for sale or trading securities are reflected at fair market value. Unrealized gains or losses for trading securities are included in earnings. Unrealized gains and losses on available for sale securities are excluded from earnings and reflected, net of income taxes, in a separate component of stockholders' equity until realized. All equity and U.S. Treasury securities are classified as "available for sale" and all other securities are classified as "held to maturity". Upon implementation on January 1, 1994, fair market value of available for sale securities exceeded amortized cost by $70,000. At March 31, 1996 and 1995, amortized cost exceeded fair market value by approximately $20,000 and $73,000, respectively.

4.  STOCK OPTIONS:

      In January 1994, the Board adopted an Employee Stock Option Plan in which common stock options may be granted to all officers and key employees of the Company. The aggregate number of shares which may be issued upon exercise of the options under the plan is 20,000. Options are exercisable up to one-third in the second year after the date of grant, up to two thirds in the third year after the date of grant and up to 100% in the fourth year after the date of grant, with options expiring at the end of ten years after the date of grant. Options were granted at various times during 1994, at prices ranging from $24.00 to $26.25 per share

      The Board of Directors also adopted a Stock Option Plan for non-employee Directors which will be available to all non-employee members of the Board of Directors. The aggregate number of shares which may be issued upon exercise of the options under the Director's plan is 20,000 shares and are exercisable in part from time to time beginning one year after the date of grant and expiring ten years thereafter. Effective April 1, 1994, options to purchase 1,000 shares of common stock, at $24.00 per share, were automatically granted to each non-employee Director under this plan expiring April 1, 2004.

    The Board of Directors adopted an additional Stock Option Plan (the "Plan") in November 1995 covering the employees and directors. The Plan authorizes the grant of options to purchase not more than 55,000 shares of Common Stock under the Plan. Options granted under the Plan are intended to be either incentive stock options or nonstatutory stock options. As of April 30, 1996 options for 50,160 shares of Common Stock having an exercise price of $32.50 were outstanding and 4,840 shares were available for future option grants under the Plan. Of the 50,160 shares of Common Stock outstanding for options, 36,320 shares of Common Stock were issued as incentive stock options. The remaining shares outstanding for options were granted to each non-employee director equally as nonstatutory stock options.

    PREFERRED STOCK:

          The Company authorized 1,000,000 of preferred stock at $5 par value. At December 31, 1995 and March 31, 1996, no shares were issued nor outstanding.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION:

Net income for the three months ending March 31, 1996 totaled $370,000 which is a 27% increase from the $292,000 net income reported for the same period in 1995. Net interest income for the three months ending March 31, 1996 increased by $123,000 to $1,017,000 compared to $894,000 for the same period in 1995. This constitutes an increase of 14% over the previous year. Interest income for this period increased by $309,000 or 21% compared to 1995, and interest expense increased as well by $187,000 or 31% compared to 1995.

The increase in interest income has been principally from investment securities which increased by $207,000 or 72% compared to the same period last year. Interest income from loans increased by $131,000 or 11%. Investment securities have experienced volatile interest rates without a clear direction, while loan rates have been subject to a slight downward pressure during the first quarter of 1996. Deposits in banks have been invested in securities to take advantage of opportunities for higher rates. As a result, interest earned on deposits in banks has declined from $67,000 during this period in 1995, to $38,000 for 1996.

The increase in interest expense is due to the increase in interest bearing deposits and slightly higher interest rates during the first quarter of 1996 as compared to the first quarter of 1995. The average total sources to fund earning assets increased by $13,688,000, from $72,797 in 1995 to $86,485,000 in 1996, and the average interest rate increased from 3.95% to 4.35%, respectively, accounting for the $187,000 increase in interest expense.

The increase in deposits in the past several years has provided funds for investment in securities as well as loans. Loan demand during the first quarter of 1996 was very weak and net loans actually declined slightly by $631,000 from $52,005,000 at December 31, 1995, to $51,374,000 at March 31, 1996. Management
believes the abnormally harsh winter, with its record snowfall amounts is responsible for the lack of loan and economic activity. Balances of investment securities, both available for sale and held to maturity, increased $3,120,000 or 10% and interest bearing deposits increased $3,050,000 or 112% for the same period.

The provision for loan loss during the three months ending March 31, 1996 was $13,000 compared to $15,000 for the same period in 1995. The allowance for loan loss was $545,000 and $532,000 at March 31, 1996 and December 31, 1995,
respectively. This represents 1.06% and 1.02% of total loans, 118% and 141% of non-performing loans and 114% and 119% of non-performing assets from March 31, 1996 and December 31, 1995, respectively. Management performs a quarterly analysis of the Bank's potential loan losses on a "worst case" basis. A loan review process is performed by an independent loan review officer on a continuing basis. This information is closely reviewed by the Board of Directors and used to evaluate the adequacy of the loan loss reserve in order to provide coverage for identifiable losses, provide for coverage for unexpected losses, and to keep the size of the reserves in proportion to the growing size of the loan portfolio.

The following sets forth loans past due 90 days or more on which interest has continued to be accrued for March 31, 1996 and December 31, 1995.

                                        March 1996        December 1995
                                               (in thousands)
            Real estate mortgages             $191         $194
            Commercial                          10           27
            Installment                          4
                                              ----         ----
               Total                          $205         $221
                                              ====         ====


Non-accrual loans increased from $156,000 at December 31, 1995 to $256,000 at March 31, 1996. Other real estate decreased to $16,000 at March 31, 1996 from $70,000 at December 31, 1995. The Bank has one parcel of other real estate left and anticipates liquidating it during the second quarter of 1996. Management also expects to acquire a property through foreclosure during the second quarter, which should be approximately $70,000. Overall quality of the loan portfolio remains very good, and management expects non-performing assets to remain at substantially the same levels as a proportion of loans.

Investments in securities and deposits in banks increased by $6,170,000 or 18% from December 31, 1995 to March 31, 1996. The average rate earned on available for sale, held to maturity and deposits in banks all increased from 5.37%, 6.43% and 5.66%, to 5.49%, 6.99% and 5.97%, respectively. The book value of the Bank's investments classified as held to maturity exceeded the fair value by $365,000, while the fair value of investments classified as available for sale decreased by $118,000 from December 31, 1995 to March 31, 1996. This is reflected as a decrease in the Bank's equity of approximately $13,000 net of deferred tax effects.

Higher interest rates at March 31, 1996 account for the unrealized loss on the available for sale securities reflected in the balance sheet. Rates are expected to change from day to day with only a slight upward trend. This will have only a slightly negative impact on the fair value of the securities available for sale as the value of the securities will change inversely to changes in interest rates. Management strives to keep the average maturity of the investments short to minimize changes in fair value.

Management continues to purchase only high quality investments to minimize credit risk to the value of the Bank's investments. There have been no adverse credit valuations on any of the investments. Although investment opportunities exist which will produce higher yields, they generally contain higher credit or interest rate risk.

Salaries and employee benefits have increased by $66,000 or 27% from $246,000 to $312,000 due to salary increases and salary costs associated with the addition of the Little Meadows office. Occupancy and equipment expenses have not changed significantly, but other operating expenses decreased $36,000 due to the reduction of the F.D.I.C. premium by $36,000.

Management performs an interest rate and liquidity analysis on a monthly basis to monitor the Bank's interest rate sensitivity gap and liquidity needs. These reports are reviewed by the Board of Directors and used to formulate ways to improve the Bank's interest rate sensitivity gap. The Bank continues to place great emphasis on adjustable rate loan products, such as variable rate home equity loans and annually adjustable mortgage loans as well as adjustable rate and short term investments, in order to minimize interest rate risk.

Since 1991 the Comptroller of the Currency has required all national banks to meet certain "Risk Based Capital" standards. These standards weight certain assets based on the risk of the asset, and also includes certain off-balance sheet items. The table below sets forth the Bank's Tier 1 and Tier 2 capital, risk adjusted assets (including off-balance sheet items) and the Bank's risk-based capital ratios under the guidelines, for March 31, 1996 and December 31, 1995.

(In thousands, except ratios)             1996            1995
                                          ----            ----
Tier I capital:
  Shareholders' equity.................  $9,815          $9,194
Tier II capital:
  Loan loss reserve....................     545             532
                                         ------          ------
Total Qualifying Capital............... $10,360          $9,726
                                         ======          ======

Risk-adjusted assets (including
  off-balance sheet items)............. $54,766         $49,771

Tier I Capital Ratio (4.00% required)..   17.92%          18.47%
Total Capital Ratio (8.00% required)...   18.92%          19.54%

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
               AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND RATES


                                                THREE MONTHS ENDED                           THREE MONTHS ENDED
                                                  MARCH 31, 1996                               MARCH 31, 1995
                                       ----------------------------------------    -----------------------------------------
                                         (1)         Interest          Average      (1)            Interest         Average
                                       Average        Income/          Interest    Average          Income/         Interest
(Dollars in thousands)                 Balance        Expense            Rate      Balance          Expense           Rate
- ----------------------                 -------       --------          --------    -------         --------         --------
INTEREST EARNING ASSETS

 Loans:
  Mortgages ...................        $30,751        $   719             9.35%     $28,935         $   677            9.36%
  Installment .................          4,784            116             9.70        3,547             100           11.28
  Commercial ..................         16,510            442            10.71       15,364             372            9.68
                                       -------        -------                       -------         -------
    Total loans ...............         52,045          1,277             9.81       47,846           1,149            9.61
                                       -------        -------                       -------         -------
 Securities available for sale:
  U.S. Treasury securities ....         10,354            142             5.49        7,561             105            5.55
  Other securities ............            357              5             5.60          263
                                       -------        -------                       -------         -------
    Total available for sale...         10,711            147             5.49        7,824             105            5.37
                                       -------        -------                       -------         -------
 Securities held to maturity:
  U.S. government agencies ....         16,371            289             7.06        8,308             135            6.50
  Municipal bonds .............          4,016             65             6.47        2,941              43            5.85
  Other securities ............            795             16             8.05        1,139              21            7.37
                                       -------        -------                       -------         -------
    Total held to maturity ....         21,182            370             6.99       12,388             199            6.43
                                       -------        -------                       -------         -------
 Deposits in banks ............          2,547             38             5.97        4,739              67            5.66
      TOTAL ...................        $86,485          1,832             8.47      $72,797           1,520            8.35
                                       =======        -------                       =======         -------
INTEREST BEARING LIABILITIES:
 Deposits:
  NOW and super-NOW ...........        $ 8,090             40             1.98      $ 7,109              36            2.03
  Savings and money market ....         22,142            152             2.75       20,965             151            2.88
  Certificates of deposit .....         41,426            585             5.65       32,053             403            5.03
  Other time deposits .........            200              3             6.00          200               3            6.00
                                       -------        -------                       -------         -------
    Total deposits ............         71,858            780             4.34       60,327             593            3.93
 Other borrowed funds .........            797             10             5.02          791              10            5.06
                                       -------        -------                       -------         -------
       TOTAL ...................        72,655            790             4.35       61,118             603            3.95
Non-interest bearing
 funds, net (2) ...............         13,830                                       11,679
                                       -------        -------                       -------         -------
TOTAL SOURCES TO FUND
EARNING ASSETS ................        $86,485            790             3.65      $72,797             603            3.31
                                       =======        -------                       =======         -------            ----
NET INTEREST/YIELD ............                        $1,042             4.82%                     $   917            5.04%
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


                 See Notes to Consolidated Financial Statements
                                       12

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

                          GRANGE NATIONAL BANC CORP.
                          (Registrant)


Date_May 14, 1996_____         _/s/ Thomas A. McCullough ____
                               Thomas A. McCullough
                               President
                               Chief Executive Officer
                               Chief Financial Officer


Date_May 14, 1996_____         _/s/ Philip O. Farr___________
                               Philip O. Farr
                               Chief Accounting Officer