Form 10QSB
period 1996-06-30
GRANGE NATIONAL BANC CORP
filed 1996-08-19
CIK 763850

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1996.


[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


Commission file number 0-13664

                            GRANGE NATIONAL BANC CORP
           PENNSYLVANIA                                  23-2314065
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   Incorporation or organization)

                   198 E. Tioga St., Tunkhannock, Pennsylvania
                    (Address of principal executive offices)

                                 (717) 836-2100
              (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 352,021


Transitional Small Business Disclosure Format (Check one): Yes ______ ; No X

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY

PART I.           FINANCIAL INFORMATION

ITEM 1.           Financial Statements

         Unaudited Financial Statements:                                                              Page
         Consolidated Balance Sheets as of June 30, 1996 and December 31, 1995.........................2

         Consolidated Statements of Income For the Three and Six Months Ended June 30, 1996............3

         Consolidated Statements of Changes to Stockholder's Equity For the Six Months
         Ended June 30, 1996 and 1995..................................................................4

         Consolidated Statements of Cash Flows For the Six Months ended
         June 30, 1996 and 1995........................................................................5

         Notes to Consolidated Financial Statements................................................6 - 7

ITEM 2.           Management's Discussion and Analysis of Financial Condition.....................8 - 13


PART II.          OTHER INFORMATION:

ITEM 6.           Exhibits and Reports on Form 8-K....................................................14


                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
        CONSOLIDATED BALANCE SHEETS, JUNE 30, 1996 AND DECEMBER 31, 1995



                                                                       1996                1995
                                                                    (UNAUDITED)          (AUDITED)
                                                                    -----------          ---------
ASSETS:
  Cash and due from banks                                         $   1,844,530       $   1,793,476
  Investment securities, held to maturity (fair
    value 1996, $24,021,000; 1995, $21,355,000)                      24,352,135          21,155,479
  Investment securities, available for sale (Note 3)                 12,403,822          10,511,079
  Interest bearing deposits                                           3,940,608           2,713,768
  Loans, net of unearned interest                                    54,319,579          52,537,822
  Less:  allowance for loan losses                                      558,707             532,325
                                                                  -------------       -------------
         Loans - net                                                 53,760,872          52,005,497
  Bank premises and equipment - net                                   2,245,259           2,236,370

  Other real estate                                                      15,869              69,618
  Accrued interest and other assets                                   1,516,467           1,136,680
                                                                  -------------       -------------
    TOTAL ASSETS                                                  $ 100,079,562       $  91,621,967
                                                                  =============       =============
LIABILITIES:
  Domestic deposits:
    Non-interest bearing deposits                                 $  11,878,580       $   8,860,513
    Interest bearing deposits                                        76,713,301          71,005,086
                                                                  -------------       -------------
      Total deposits                                                 88,591,881          79,865,599

  Other borrowed funds                                                  913,982           1,712,342
  Accrued interest and other liabilities                                428,011             521,759
                                                                  -------------       -------------
      Total liabilities                                              89,933,874          82,099,700
                                                                  -------------       -------------
STOCKHOLDERS' EQUITY:
  Preferred stock authorized 1,000,000 shares of $5 par;
    None issued
  Common stock authorized 5,000,000 shares of
    $5 par value; 352,021 and 348,774 shares issued and
    outstanding in 1996 and 1995, respectively (Note 4)               1,760,105           1,743,870
  Additional paid-in capital                                          1,653,499           1,559,336
  Retained earnings                                                   6,792,158           6,154,547
  Unrealized holding gains (losses) on investment securities
    (net of deferred income taxes of ($31,780) and
    $33,000 in 1996 and 1995, respectively) (Note 4)                    (59,638)             65,000
                                                                  -------------       -------------
      Total                                                          10,146,124           9,522,753
  Treasury stock, 20 and 23 shares,
    respectively, at cost                                                  (436)               (486)
                                                                  -------------       -------------
      Total stockholders' equity                                     10,145,688           9,522,267
                                                                  -------------       -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 100,079,562       $  91,621,967
                                                                  =============       =============

                 See Notes to Consolidated Financial Statements

                   GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                        Three Months                       Six Months
                                                           Ended                              Ended
                                                          June 30                            June 30
                                                    ----------------------             ---------------------
                                                    1996              1995             1996             1995
                                                    ----              ----             ----             ----
Interest Income:
  Interest and fees on loans                    $ 1,317,847       $ 1,215,709      $ 2,591,017      $ 2,358,238
  Interest and dividends
    on investment securities                        539,456           298,737        1,034,552          586,554

  Interest on deposits in banks                      32,832            87,851           70,889          154,823
                                                -----------       -----------      -----------      -----------
          Total interest income                   1,890,135         1,602,297        3,696,458        3,099,615
                                                -----------       -----------      -----------      -----------
Interest Expense:
  Interest on deposits                              795,833           681,570        1,575,305        1,274,762
  Interest on borrowed funds                         12,259             9,020           22,549           19,188
                                                -----------       -----------      -----------      -----------
          Total interest expense                    808,092           690,590        1,597,854        1,293,950
                                                -----------       -----------      -----------      -----------
        Net interest income                       1,082,043           911,707        2,098,604        1,805,665
      Provision for loan losses                      17,000            15,000           30,000           30,000
                                                -----------       -----------      -----------      -----------
        Net interest income after
          provision for loan losses               1,065,043           896,707        2,068,604        1,775,665
                                                -----------       -----------      -----------      -----------
Other Income:
  Service charges and other income                  136,495            97,985          254,718          192,076
  Gain (loss) on sale of other real estate                                             (22,801)
                                                -----------       -----------      -----------      -----------
          Total other income                        136,495            97,985          231,917          192,076
                                                -----------       -----------      -----------      -----------
Other Expenses:
  Salaries and employee benefits                    340,572           257,890          652,331          503,814
  Occupancy expense                                  51,435            45,125          100,207          107,416
  Equipment expense                                  51,146            51,970          106,076          102,218
  Other operating expense                           197,445           201,397          345,719          385,870
                                                -----------       -----------      -----------      -----------
          Total other expenses                      640,598           556,382        1,204,333        1,099,318
                                                -----------       -----------      -----------      -----------

Income before income taxes                          560,940           438,310        1,096,188          868,423
Provision for income taxes                          175,000           136,000          340,000          274,000
                                                -----------       -----------      -----------      -----------
Net income                                      $   385,940       $   302,310      $   756,188      $   594,423
                                                ===========       ===========      ===========      ===========
Earnings per share (Note 4)                     $      1.10       $      0.87      $      2.15      $      1.72
                                                ===========       ===========      ===========      ===========
Weighted average common shares                      352,001           345,631          352,001          345,631




                 See Notes to Consolidated Financial Statements

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


                                                                                 1996              1995
                                                                                 ----              ----
STOCKHOLDERS' EQUITY, January 1                                             $  9,522,267       $  8,243,012

COMMON STOCK, $5.00 PAR VALUE
Stock dividend $0.34 per share, plus cash in lieu of fractional shares            16,235

ADDITIONAL PAID-IN CAPITAL
Stock dividend $0.34 per share, plus cash in lieu of fractional shares            94,163

RETAINED EARNINGS
Stock dividend $0.34 per share, plus cash in lieu of fractional shares          (110,398)

Cash paid in lieu of fractional shares due to stock dividend                      (8,178)

NET INCOME                                                                       756,187            594,423

Cash dividend                                                                                       (69,126)

UNREALIZED HOLDING GAINS AND LOSSES
Unrealized holding gains (losses) on investment
  securities (net of deferred income taxes of ($31,700)
  and $33,000 in 1996 and 1995, respectively)                                   (124,638)            95,884

TREASURY STOCK
Reissuance of common stock (3 shares each
  in 1996 and 1995)                                                                   50                 50
                                                                            ------------       ------------
STOCKHOLDERS' EQUITY, June 30                                               $ 10,145,688       $  8,864,243
                                                                            ============       ============





                 See Notes to Consolidated Financial Statements

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



FOR THE SIX MONTHS ENDED JUNE 30,                                                                    1996                1995
                                                                                                     ----                ----
OPERATING ACTIVITIES:
 Net income                                                                                      $    756,187       $    594,423
 Adjustments to reconcile net income to net cash
  provided by operating activities:

   Depreciation and amortization                                                                       94,258             72,000
   Provision for loan losses                                                                           30,000             30,000
   Increase (decrease) in deferred income taxes                                                       (40,242)            48,788
 Changes in operating assets and liabilities:
  Increase in accrued interest income and other assets                                               (212,370)          (144,188)
  Increase (decrease) in accrued interest expense and other liabilities                               (21,726)            67,777
                                                                                                 ------------       ------------
  NET CASH PROVIDED BY
   OPERATING ACTIVITIES                                                                               606,107            668,800
                                                                                                 ------------       ------------
INVESTING ACTIVITIES:
 Purchase bank premises and equipment                                                                (103,147)          (154,280)
 Decrease (increase) in other real estate                                                              53,749            (45,193)
 Purchase of securities "available for sale"                                                       (3,661,554)        (2,041,878)
 Redemptions of securities "available for sale"                                                     1,612,393          3,099,974
 Purchase of securities "held to maturity"                                                         (6,660,973)        (4,990,982)
 Redemptions of securities "held to maturity"                                                       4,101,911          2,292,362
 Decrease (increase) in mortgage-backed securities                                                   (637,594)            48,956
 Decrease (increase) in loans to customers                                                         (1,785,375)        (3,194,598)
 Decrease (increase) in deposits in banks                                                          (1,226,840)        (3,063,811)
 Premium on deposits                                                                                 (167,417)
                                                                                                 ------------       ------------
  NET CASH USED IN
   INVESTING ACTIVITIES                                                                            (8,474,847)        (8,049,450)
                                                                                                 ------------       ------------
FINANCING ACTIVITIES:
 Increase in deposits before interest credited                                                      7,533,220          6,390,318
 Increase (decrease) in borrowed funds                                                               (798,360)            74,526
 Interest credited to deposits                                                                      1,193,062          1,150,338
 Cash dividends paid                                                                                   (8,178)           (69,126)
 Decrease in treasury stock                                                                                50                 50
                                                                                                 ------------       ------------
  NET CASH PROVIDED BY
   FINANCING ACTIVITIES                                                                             7,919,794          7,546,106
                                                                                                 ------------       ------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                                                      51,054            165,456
CASH AND CASH EQUIVALENTS, January 1                                                                1,793,476          1,486,145
                                                                                                 ------------       ------------
CASH AND CASH EQUIVALENTS, June 30                                                               $  1,777,486       $  1,651,601
                                                                                                 ============       ============

SUPPLEMENTARY SCHEDULE OF CASH FLOW INFORMATION:
 Cash paid during the six months for:
  Interest                                                                                       $    422,765       $    250,677
  Income taxes                                                                                   $    324,000       $    268,000
 Non-cash investing activities:
  Unrealized gains (losses) on securities, net of tax                                            $    (59,638)      $     95,884
  Stock dividend                                                                                      110,398




                 See Notes to Consolidated Financial Statements

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BUSINESS COMBINATION AND PRINCIPLES OF COMBINATION:

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

3.  CHANGE IN ACCOUNTING PRINCIPLE:

         In May 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), which the Company adopted as of January 1, 1994. SFAS No. 115 requires the Company to classify each debt and equity security in one of three categories: held to maturity, available for sale or trading. Investments classified as held to maturity are reflected at amortized cost. Investments classified as either available for sale or trading securities are reflected at fair market value. Unrealized gains or losses on available for sale securities are excluded from earnings and reflected, net of income taxes, in a separate component of stockholders' equity until realized. All equity and U.S. Treasury securities are classified as "available for sale" and all other securities are classified as "held to maturity". Upon implementation on January 1, 1994, fair market value of available for sale securities exceeded amortized cost by $70,000. At June 30, 1996 and 1995, amortized cost exceeded fair market value by approximately $60,000 and $15,000, respectively.

4.  STOCK OPTIONS:

         In January 1994, the Board adopted an Employee Stock Option Plan in which common stock options may be granted to all officers and key employees of the Company. The aggregate number of shares which may be issued upon exercise of the options under the plan is 20,000. Options are exercisable up to one-third in the second year after the date of grant, up to two-thirds in the third year after the date of grant and up to 100% in the fourth year after the date of grant, with options expiring at the end of ten years after the date of grant. Options were granted at various times during 1994, at prices ranging from $24.00 to $26.25 per share.

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

         The Board of Directors adopted an additional Stock Option Plan (the "Plan") in November 1995 covering the employees and directors. The Plan authorizes the grant of options to purchase not more than 55,000 shares of Common Stock under the Plan. Options granted under the Plan are intended to be either incentive stock options or nonstatutory stock options. As of July 31, 1996 options for 50,160 shares of Common Stock having an exercise price of $32.50 were outstanding and 4,840 shares were available for future option grants under the Plan. Of the 50,160 shares of Common Stock outstanding for options, 36,320 shares of Common Stock were issued as incentive stock options. The remaining shares outstanding for options were granted to each non-employee director equally as nonstatutory stock options.

         PREFERRED STOCK:

         The Company authorized 1,000,000 of preferred stock at $5 par value. At December 31, 1995 and June 30, 1996, no shares were issued nor outstanding.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION:

Net income for the three months ending June 30, 1996 totaled $386,000, which is a 28% increase from the $302,000 reported for the same period in 1995. Net interest income for the three months ending June 30, 1996 increased by $170,000 to $1,082,000 compared to $912,000 for the same period in 1995. This constitutes an increase of 19% over the same period in 1995. Interest income for this period increased by $288,000 or 18% compared to 1995, and interest expense increased by $117,000 or 17% compared to 1995.

The increase in interest income has been principally from investment income, which increased $240,000 or 80% compared to the same period last year. This increase resulted from increased investments in securities due to low loan demand during most of the first half of the year. Interest income from loans only increased by 8% during the same period last year. Interest on deposits in banks decreased from $88,000 to $33,000 due to management's efforts to keep money invested in higher yielding securities.

The increase in interest expense is due primarily to increases in interest bearing deposits. Average interest bearing liabilities during the second quarter increased by $13,332,000 from $63,802,000 in 1995 to $77,134,000 in 1996, for an increase of 21%. The average interest rate paid on these liabilities remained fairly steady, declining from 3.60% in the second quarter of 1995, to 3.50% in the second quarter of 1996.

The increase in deposits has largely provided funds for investment in securities, as loan demand had been weak until the end of the first half of the year. As loan demand begins to pick-up our growing deposit base and maturing securities will supply the needed funds. The Bank purchased an office in Little Meadows, Pennsylvania, from Meridian Bank during March of this year, and the nearly $3,000,000 of deposits were invested into securities. This office is beginning to generate healthy loan demand along with the Edwardsville office. Loans increased by $1,782,000 or 3% from $52,537,000 at December 31, 1995 to $54,320,000 at June 30, 1996. Balances of investment securities increased by $5,089,000 or 16%, from $31,667,000 at December 31, 1995, to $36,756,000 at June
30, 1996.

The provision for loan loss during the three months ending June 30, 1996 was $17,000 compared to $15,00 for the same period in 1995. The allowance for loan loss was $559,000 and $532,000 at June 30, 1996 and December 31, 1995,
respectively. This represents 1.06% and 1.02% of total loans, 211% and 141% of non-performing loans and 199% and 119% of non-performing assets for June 30, 1996 and December 31, 1995, respectively. Management performs a quarterly analysis of the Bank's potential loan losses on a "worst case" basis. A loan review process is performed by an independent loan review officer on a continuing basis. This information is closely reviewed by the Board of Directors and used to evaluate the adequacy of the loan loss reserve in order to provide coverage for identifiable losses, provide coverage for unexpected losses, and to keep the size of the reserves in proportion to the growing size of the loan portfolio.

The following sets forth loans past due 90 days or more on which interest has continued to be accrued for June 30, 1996 and December 31, 1995.

                                             June 1996    December 1995
                                                  (In thousands)
         Real estate mortgages                                 $194
         Commercial                            $ 6               27
         Installment                             5
                                              ----             ----
                  Total                        $11             $221
                                              ====             ====

Non-accrual loans increased from $156,000 at December 31, 1995 to $254,000 at June 30, 1996. Other real estate decreased to $16,000 at June 30, 1996 from $70,000 at December 31, 1995. The Bank has one parcel of other real estate left and a signed sales contract with a buyer. The transaction should be consummated by the fourth quarter. Management expects to acquire a property through foreclosure by the end of the year, which should be approximately $70,000. Overall the quality of the loan portfolio remains very good, and management expects non-performing assets to remain at substantially the same levels as a proportion of loans.

Investments in securities and deposits in banks increased by $6,317,000 or 18% from December 31, 1995 to June 30, 1996. The average rate earned on available for sale, and held to maturity increased from 4.99% and 6.54% to 5.62% and 6.60%, respectively due to increases in medium term treasury and municipal rates. The book value of the Bank's investments classified as held to maturity exceeds the fair value by $329,000, while the fair value of investments classified as available for sale reflect a $91,000 reduction from their amortized value. This is reflected as a decrease in the Bank's equity of approximately $60,000 net of deferred tax effects.

The rate earned on deposits in banks decreased from 5.68% to 5.32% due to fluctuating overnight rates at the Federal Home Loan Bank and time deposits at higher rates maturing, resulting in lower yields on deposits at other banks.

Rising interest rates at the beginning of the year, where they have mostly stabilized, account for the unrealized losses on the securities portfolios.. Management expects interest rates to remain substantially the same for most of the rest of the year, due to both economic and political factors. As securities with lower rates mature they are being replaced with current higher rates. Management strives to keep the average maturity of the investments short to minimize changes in fair value based on interest rate risk. Management continues to purchase only high quality investments to minimize credit risk to the value of the Bank's investments. There have been no adverse credit valuations on any of the investments. Although investment opportunities exist which will produce higher yields, they generally contain higher credit or interest rate risk.

Salaries and employee benefits have increased by $148,000 or 29% from $504,000 to $652,000 due to salary increases and salary costs associated with the addition of the Little Meadows office. Occupancy and equipment expenses have not changed significantly, despite the addition of the Little Meadows office, and other operating expenses have decreased by $40,000, due to the reduction of the F.D.I.C. premium.

Management performs an interest rate and liquidity analysis on a monthly basis to monitor the Bank's interest rate sensitivity gap and liquidity needs. These reports are reviewed by the Board of Directors and used to formulate ways to improve the Bank's interest rate sensitivity gap. The Bank continues to place great emphasis on adjustable rate loan products, such as variable rate home equity loans and annually adjustable mortgage loans as well as adjustable and short term investments, in order to minize interest rate risk.

Since 1991 the Comptroller of the Currency has required all national banks to meet certain "Risk Based Capital" standards. These standards weight certain assets based on the risk of the asset, and also includes certain off-balance sheet items. The table below sets forth the Bank's Tier 1 and Tier 2 capital, risk adjusted assets (including off-balance sheet items) and the Bank's risk-based capital ratios under the guidelines, for June 30, 1996 and December 31, 1995.

(In thousands, except ratios)                            1996             1995
Tier I capital:
         Shareholders' equity                          $10,039          $ 9,194
Tier II:
         Loan loss reserve                                 559              532
                                                       -------          -------
Total Qualifying Capital                               $10,705          $ 9,726
                                                       =======          =======

Risk-adjusted assets (including
   off-balance sheet items)                            $56,353          $49,771

Tier I Capital Ratio (4.00% required)                    18.00%           18.47%
Total Capital Ratio (8.00% required)                     19.00%           19.54%

During the second quarter the Bank received approval from the Office of the Comptroller of the Currency for a branch office located in Trucksville, Pennsylvania, to be known as the "Back Mountain Office". The building will be leased and the cost of the interior finish and furnishings to be borne by the Bank are expected to be approximately $200,000. Management expects to open the office in early 1997.

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
===============================================================================
               AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND RATES

- --------------------------------------------------------------------------------



                                                       THREE MONTHS ENDED                          THREE MONTHS ENDED
                                                         JUNE 30, 1996                                JUNE 30, 1995
                                             ---------------------------------------      -----------------------------------------
                                               (1)         Interest        Average          (1)          Interest          Average
                                             Average        Income/        Interest       Average         Income/          Interest
(Dollars in thousands)                       Balance        Expense          Rate         Balance         Expense            Rate
- -----------------------------------------------------------------------------------------------------------------------------------
INTEREST EARNING ASSETS:

 Loans:
  Mortgages                                  $31,305        $   776          9.92%        $29,401         $   701            9.54%
  Installment                                  4,765            119          9.99           3,719             105           11.29
  Commercial                                  16,409            427         10.41          16,680             421           10.10
                                             -------        -------                       -------         -------
    Total loans                               52,479          1,322         10.08          49,800           1,227            9.86
                                             -------        -------                       -------         -------
 Securities available for sale:
  U.S. Treasury securities                    12,338            182          5.90           6,766              72            4.26
  Other securities                               377                                          315               9           11.43
                                             -------        -------                       -------         -------
      Total available for sale                12,715            182          5.73           7,081              81            4.58
                                             -------        -------                       -------         -------

 Securities held to maturity:

  U.S. government agencies                    19,600            311          6.35          10,227             170            6.65
  Municipal bonds                              4,308             70          6.50           2,305              32            5.55
  Other securities                               438              6          5.48           1,118              25            8.94
                                             -------        -------                       -------         -------
    Total held to maturity                    24,346            387          6.36          13,650             227            6.65
                                             -------        -------                       -------         -------

 Deposits in banks                             2,796             33          4.72           6,216              88            5.66
                                             -------        -------                       -------         -------
      TOTAL                                  $92,336          1,924          8.33         $76,747           1,623            8.46
                                             =======        -------                       =======         -------
INTEREST BEARING LIABILITIES:
 Deposits:
  NOW and super-NOW                          $ 8,571             42          1.96         $ 7,517              38            2.02
  Savings and money market                    24,457            166          2.71          21,006             151            2.88
  Certificates of deposit                     43,231            585          5.41          34,380             490            5.70
  Other time deposits                            200              2          4.00             200               3            6.00
                                             -------        -------                       -------         -------
    Total deposits                            76,459            795          4.16          63,103             682            4.32
 Other borrowed funds                            675             13          7.70             699               9            5.15
                                             -------        -------                       -------         -------
      TOTAL                                   77,134            808          4.19          63,802             691            4.33
Non-interest bearing
 funds, net (2)                               15,202                                       12,945
                                             -------        -------                       -------         -------
TOTAL SOURCES TO FUND
EARNING ASSETS                               $92,336            808          3.50         $76,747             691            3.60
                                             =======        -------                       =======         -------
NET INTEREST/YIELD                                          $ 1,116          4.83%                        $   932            4.86%
                                                            =======                                       =======


(1) Average balances are daily averages. (2) Demand deposits, stockholders' equity and other non-interest bearing liabilities less non-interest earning assets.

Non-accrual loans are reflected in the loan balances, but contributing no interest income.

NOTE - Tax exempt interest income has been converted to a tax equivalent basis at the U.S. federal income tax rate of 34%.



                 See Notes to Consolidated Financial Statements

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
               AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND RATES



                                                           SIX MONTHS ENDED                    SIX MONTHS ENDED
                                                             JUNE 30,1996                        JUNE 30, 1995
                                                     -------------------------------    ----------------------------------
                                                       (1)      Interest     Average     (1)        Interest       Average
                                                     Average     Income/    Interest    Average      Income/       Interest
(Dollars in thousands)                               Balance     Expense      Rate      Balance      Expense         Rate
- ----------------------                               -------    ---------   --------    -------     ---------      --------
INTEREST EARNING ASSETS:

 Loans:
  Mortgages                                          $31,028     $ 1,495       9.64%     $29,169      $ 1,378         9.45%
  Installment                                          4,775         235       9.84        3,634          205        11.28
  Commercial                                          16,676         869      10.42       15,534          793        10.21
                                                     -------     -------                 -------      -------
    Total loans                                       52,479       2,599       9.90       48,337        2,376         9.83
                                                     -------     -------                 -------      -------
 Securities available for sale:
  U.S. Treasury securities                            11,335         324       5.72        7,163          177         4.94
  Other securities                                       366           5       2.73          289            9         6.23
                                                     -------     -------                 -------      -------
      Total available for sale                        11,701         329       5.62        7,452          186         4.99
                                                     -------     -------                 -------      -------
 Securities held to maturity:
  U.S. government agencies                            17,986         600       6.67        9,272          305         6.58
  Municipal bonds                                      4,162         135       6.49        2,620           75         5.73
  Other securities                                       617          16       5.19        1,128           46         8.16
                                                     -------     -------                 -------      -------
    Total held to maturity                            22,765         751       6.60       13,020          426         6.54
                                                     -------     -------                 -------      -------
 Deposits in banks                                     2,671          71       5.32        5,461          155         5.68
      TOTAL                                          $89,616       3,750       8.37      $74,270        3,143         8.46
                                                     =======     -------                 =======      -------

INTEREST BEARING LIABILITIES:
 Deposits:
  NOW and super-NOW                                  $ 8,330          82       1.97      $ 6,749           74         2.19
  Savings and money market                            23,299         318       2.73       21,026          302         2.87
  Certificates of deposit                             42,329       1,170       5.53       29,927          893         5.97
  Other time deposits                                    200           5       5.00          200            6         6.00
                                                     -------     -------                 -------      -------
    Total deposits                                    74,158       1,575       4.25       57,902        1,275         4.40
 Other borrowed funds                                    736          23       6.25          800           19         4.75
                                                     -------     -------                 -------      -------
      TOTAL                                           74,894       1,598       4.27       58,702        1,294         4.41

Non-interest bearing
 funds, net (2)                                       14,722                              15,568
                                                     -------     -------                 -------      -------
TOTAL SOURCES TO FUND
EARNING ASSETS                                       $89,616       1,598       3.57      $74,270        1,294         3.48
                                                     =======     -------                 =======      -------
NET INTEREST/YIELD                                               $ 2,152       4.80%                  $ 1,849         4.98%
                                                                 =======                              =======



(1) Average balances are daily averages.
(2) Demand deposits, stockholders' equity and other non-interest bearing liabilities less non-interest earning assets.

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

                                             GRANGE NATIONAL BANC CORP.
                                             ----------------------------
                                                (Registrant)


Date    August 14, 1996                               /s/ Thomas A. McCullough
    --------------------------------                 -------------------------
                                                     Thomas A. McCullough
                                                     President
                                                     Chief Executive Officer
                                                     Chief Financial Officer

Date    August 14, 1996                               /s/ Philip O. Farr
    --------------------------------                 -------------------
                                                     Philip O. Farr
                                                     Chief Accounting Officer