Form 10QSB
period 1996-09-30
GRANGE NATIONAL BANC CORP
filed 1996-11-19
CIK 763850

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1996.


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


Commission file number 0-13664

                            GRANGE NATIONAL BANC CORP

          PENNSYLVANIA                                    23-2314065
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or organization)


                   198 E. Tioga St., Tunkhannock, Pennsylvania
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (717) 836-2100
                                 --------------
              (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 352,021
                                        -----------

Transitional Small Business Disclosure Format (Check one): Yes     ; No  X
                                                               ---      ---

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY

PART I.           FINANCIAL INFORMATION

ITEM 1.           Financial Statements

         Unaudited Financial Statements:                                                                       Page

         Consolidated Balance Sheets as of September 30, 1996 and December 31, 1995............................... 2

         Consolidated Statements of Income For the Three and Nine Months
                  Ended September 30, 1996........................................................................ 3

         Consolidated Statements of Changes to Stockholder's Equity For the Nine Months
         Ended September 30, 1996 and 1995........................................................................ 4

         Consolidated Statements of Cash Flows For the Nine Months ended
         September 30, 1996 and 1995.............................................................................. 5

         Notes to Consolidated Financial Statements........................................................... 6 - 7

ITEM 2.           Management's Discussion and Analysis of Financial Condition................................ 8 - 12


PART II.          OTHER INFORMATION:

ITEM 6.           Exhibits and Reports on Form 8-K............................................................... 13

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY

      CONSOLIDATED BALANCE SHEETS, SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                                                     1996         1995
                                                                  (UNAUDITED)    (AUDITED)
                                                                  -----------    ---------
ASSETS:
  Cash and due from banks ..................................    $  1,848,312     $ 1,793,476

  Investment securities, held to maturity (fair
    value 1996, $23,517,000; 1995, $21,355,000) ............      23,722,008      21,155,479
  Investment securities, available for sale (Note 3) .......      11,660,981      10,511,079
  Interest bearing deposits ................................       3,592,061       2,713,768
  Loans, net of unearned interest ..........................      59,028,680      52,537,822
  Less:  allowance for loan losses .........................         586,139         532,325
                                                                ------------     -----------
         Loans - net .......................................      58,442,541      52,005,497
  Bank premises and equipment - net ........................       2,405,214       2,236,370

  Other real estate ........................................               0          69,618
  Accrued interest and other assets ........................       1,495,076       1,136,680
                                                                ------------     -----------
    TOTAL ASSETS ...........................................    $103,166,193     $91,621,967
                                                                ============     ===========
LIABILITIES:
  Domestic deposits:
    Non-interest bearing deposits ..........................    $ 12,080,880     $ 8,860,513
    Interest bearing deposits ..............................      76,873,027      71,005,086
                                                                ------------     -----------
      Total deposits .......................................      88,953,907      79,865,599
  Other borrowed funds .....................................       3,199,735       1,712,342
  Accrued interest and other liabilities ...................         454,113         521,759
                                                                ------------     -----------

      Total liabilities ....................................      92,607,755      82,099,700
                                                                ------------     -----------
STOCKHOLDERS' EQUITY:
  Preferred stock authorized 1,000,000 shares of $5 par;
    None issued
  Common stock authorized 5,000,000 shares of
    $5 par value; 352,021 and 348,774 shares issued and
    outstanding in 1996 and 1995, respectively (Note 4) ....       1,760,105       1,743,870
  Additional paid-in capital ...............................       1,653,499       1,559,336
  Retained earnings ........................................       7,190,048       6,154,547
  Unrealized holding gains (losses) on investment securities
    (net of deferred income taxes of ($26,173) and
    $33,000 in 1996 and 1995, respectively) (Note 4) .......         (44,778)         65,000
                                                                ------------     -----------
      Total ................................................      10,558,874       9,522,753
  Treasury stock, 20 and 23 shares,
    respectively, at cost ..................................            (436)           (486)
                                                                ------------     -----------
      Total stockholders' equity ...........................      10,558,438       9,522,267
                                                                ------------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................    $103,166,193     $91,621,967
                                                                ============     ===========

                 See Notes to Consolidated Financial Statements

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                       Three Months                  Nine Months
                                                          Ended                         Ended
                                                       September 30                  September 30
                                                  1996            1995            1996           1995
                                                  ----            ----            ----           ----
Interest Income:
  Interest and fees on loans .............    $ 1,375,784     $ 1,278,462     $ 3,966,801    $ 3,636,700
  Interest and dividends
    on investment securities .............        549,065         380,087       1,583,617        966,641

  Interest on deposits in banks ..........         25,694          71,686          96,583        226,509
                                              -----------     -----------     -----------    -----------
          Total interest income ..........      1,950,543       1,730,235       5,674,001      4,829,850
                                              -----------     -----------     -----------    -----------
Interest Expense:
  Interest on deposits ...................        803,516         768,561       2,378,821      2,043,323
  Interest on borrowed funds .............          9,541          10,544          32,090         29,732
                                              -----------     -----------     -----------    -----------
          Total interest expense .........        813,057         779,105       2,410,911      2,073,055
                                              -----------     -----------     -----------    -----------
        Net interest income ..............      1,137,486         951,130       3,236,090      2,756,795
      Provision for loan losses ..........         35,000          25,000          65,000         55,000
                                              -----------     -----------     -----------    -----------
        Net interest income after
          provision for loan losses ......      1,102,486         926,130       3,171,090      2,701,795
                                              -----------     -----------     -----------    -----------
Other Income:
  Service charges and other income .......        134,307         104,666         389,025        296,742
  Gain (loss) on sale of other real estate         (2,261)                        (25,062)
                                              -----------     -----------     -----------    -----------
          Total other income .............        132,046         104,666         363,963        296,742
                                              -----------     -----------     -----------    -----------
Other Expenses:
  Salaries and employee benefits .........        340,175         261,728         992,506        765,542
  Occupancy expense ......................         80,135          57,653         180,342        165,069
  Equipment expense ......................         57,031          49,873         163,107        152,091
  Other operating expense ................        193,302         187,185         539,021        573,055
                                              -----------     -----------     -----------    -----------
          Total other expenses ...........        670,643         556,439       1,874,976      1,655,757
                                              -----------     -----------     -----------    -----------


Income before income taxes ...............        563,889         474,357       1,660,077      1,342,780
Provision for income taxes ...............        166,000         157,000         506,000        431,000
                                              -----------     -----------     -----------    -----------
Net income ...............................    $   397,889     $   317,357     $ 1,154,077    $   911,780
                                              ===========     ===========     ===========    ===========

Earnings per share (Note 4) ..............    $      1.13     $      0.92     $      3.28    $       264
                                              ===========     ===========     ===========    ===========

Weighted average common share ............        352,001         345,631         352,001        345,631

                 See Notes to Consolidated Financial Statements

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                                1996          1995
                                                                ----          ----
STOCKHOLDERS' EQUITY, January 1 .......................    $ 9,522,267     $8,243,012

COMMON STOCK, $5.00 PAR VALUE
Stock dividend $0.34 per share, plus
 cash in lieu of fractional shares ....................         16,235

ADDITIONAL PAID-IN CAPITAL
Stock dividend $0.34 per share, plus cash
 in lieu of fractional shares .........................         94,163

RETAINED EARNINGS
Stock dividend $0.34 per share, plus cash in
 lieu of fractional shares ............................       (110,398)

Cash paid in lieu of fractional shares
 due to stock dividend ................................         (8,178)

NET INCOME ............................................      1,154,077        911,780

Cash dividend .........................................                       (69,126)

UNREALIZED HOLDING GAINS AND LOSSES
Unrealized holding gains (losses) on investment
  securities (net of deferred income taxes of ($26,173)
  and $5,212 in 1996 and 1995, respectively) ..........       (109,778)       108,709

TREASURY STOCK
Reissuance of common stock (3 shares each
  in 1996 and 1995) ...................................             50             50
                                                           -----------     ----------

STOCKHOLDERS' EQUITY, September 30 ....................    $10,558,438     $9,194,425
                                                           ===========     ==========




                 See Notes to Consolidated Financial Statements

                     GRANGE  NATIONAL  BANC  CORP  AND  SUBSIDIARY

                CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30,                       1996            1995
---------------------------------------                       ----            ----
OPERATING ACTIVITIES:
 Net income .........................................    $  1,154,077     $    911,780
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization ....................         140,758          108,000
   Provision for loan losses ........................          65,000           55,000
   Increase (decrease) in deferred income taxes .....         (57,123)          54,001
 Changes in operating assets and liabilities:
  Increase in accrued interest
   income and other assets ..........................        (193,817)        (283,776)
  Increase in accrued interest expense
    and other liabilities ...........................          13,600          159,001
                                                         ------------     ------------
  NET CASH PROVIDED BY
   OPERATING ACTIVITIES .............................       1,122,495        1,004,006
                                                         ------------     ------------
INVESTING ACTIVITIES:
 Purchase bank premises and equipment ...............        (309,602)        (198,608)
 Decrease (increase) in other real estate ...........          69,618           (1,693)
 Purchase of securities "available for sale" ........      (4,155,304)      (5,288,158)
 Redemptions of securities "available for sale" .....       2,871,501        4,098,472
 Purchase of securities "held to maturity" ..........      (6,660,973)      (9,555,844)
 Redemptions of securities "held to maturity" .......       4,873,223        3,130,851
 Decrease (increase) in mortgage-backed securities ..        (778,779)          87,859
 Increase in loans to customers .....................      (6,502,044)      (4,650,667)
 Decrease (increase) in deposits in banks ...........        (878,293)         547,085
 Premium on deposits ................................        (164,579)
                                                         ------------     ------------
  NET CASH USED IN
   INVESTING ACTIVITIES .............................     (11,635,232)     (11,830,703)
                                                         ------------     ------------
FINANCING ACTIVITIES:
 Increase in deposits before interest credited ......       7,255,032        9,054,401
 Increase in borrowed funds .........................       1,487,393          313,986
 Interest credited to deposits ......................       1,833,276        1,756,277
 Cash dividends paid ................................          (8,178)         (69,126)
 Decrease in treasury stock .........................              50               50
                                                         ------------     ------------
  NET CASH PROVIDED BY
   FINANCING ACTIVITIES .............................      10,567,573       11,055,588
                                                         ------------     ------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS ...................................          54,836          228,891
CASH AND CASH EQUIVALENTS, January 1 ................       1,793,476        1,486,145
                                                         ------------     ------------
CASH AND CASH EQUIVALENTS, September 30 .............    $  1,848,312     $  1,715,036
                                                         ============     ============
SUPPLEMENTARY SCHEDULE OF CASH FLOW INFORMATION:
 Cash paid during the six months for:
  Interest ..........................................    $    600,664     $    408,643
  Income taxes ......................................    $    474,000     $    417,000
 Non-cash investing activities:
  Unrealized gains (losses) on securities, net of tax   ($    109,778)    $    108,709
  Stock dividend ....................................        110,398

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

3.  CHANGE IN ACCOUNTING PRINCIPLE:

         In May 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), which the Company adopted as of January 1, 1994. SFAS No. 115 requires the Company to classify each debt and equity security in one of three categories: held to maturity, available for sale or trading. Investments classified as held to maturity are reflected at amortized cost. Investments classified as either available for sale or trading securities are reflected at fair market value. Unrealized gains or losses on available for sale securities are excluded from earnings and reflected, net of income taxes, in a separate component of stockholders' equity until realized. All equity and U.S. Treasury securities are classified as "available for sale" and all other securities are classified as "held to maturity". Upon implementation on January 1, 1994, fair market value of available for sale securities exceeded amortized cost by $70,000. At September 30, 1996, amortized cost exceeded fair market value by approximately $69,000 at September 30, 1995 fair market exceeded amortized cost by $4,000.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION:

Net income for the three months ending September 30, 1996 totaled $398,000, which is a 25% increase from the $317,000 reported for the same period in 1995. Net interest income for the three months ending September 30, 1996 increased by $186,000 to $1,137,000 compared to $951,000 for the same period in 1995. This constitutes an increase of 20% over the same period in 1995. Interest income for this period increased by $220,000 or 13% compared to 1995, and interest expense increased by $34,000 or 4% compared to 1995.

The increase in interest income has been primarily from investment income, which increased $169,000 or 44% compared to the same period last year. This increase resulted from increased investments in securities due to low loan demand during most of the first half of the year. During the third quarter loan demand increased significantly and should begin to produce good returns during 1997. Interest income from loans increased by 8% during the quarter ended September 30, 1996 compared to the same period last year. Interest on deposits in banks decreased for this period from $72,000 to $26,000 due to management's efforts to keep money invested in higher yielding securities.

The increase in interest expense is due primarily to increases in interest bearing deposits. Average interest bearing liabilities during the third quarter increased by $9,058,000 from $68,986,000 in 1995 to $78,044,000 in 1996, for an increase of 13%. Average net, non-interest bearing funds increased from $14,024,000 to $16,768,000 lowering the average overall rate paid on liabilities from 3.76% to 3.43% during the quarter.

Loan demand during the third quarter has been strong while deposits have remained flat, so the Bank has funded loan demand with maturing securities and short term borrowings from the Federal Home Loan Bank. The Bank has $1,655,000 in investments maturing during the fourth quarter of 1996 to help fund loan demand. These funds along with deposits anticipated from a new office opened in Towanda in November 1996, are expected to fund the loan demand. In addition the Bank has the availability of borrowing over $26,000,000 from the FHLB under varying terms. Continued short-term borrowings from the FHLB will also be available to fund additional loan demand until $4,648,000 of investments mature during the first half of 1997. Management is keeping fewer funds in liquid but low paying deposits, and instead investing in higher yielding government securities and borrowing to meet short term needs.

Loans increased by $6,491,000 or 12% from $52,538,000 at December 31, 1995 to $59,029,000 at September 30, 1996. Balances of investment securities increased by $3,716,000 or 12%, from $31,667,000 at December 31, 1995, to $35,383,000 at
September 30, 1996.

The provision for loan loss during the three months ending September 30, 1996 was $35,000 compared to $25,000 for the same period in 1995. The allowance for loan loss was $586,000 and $532,000 at September 30, 1996 and December 31, 1995, respectively. This represents 1.00% and 1.02% of total loans, 242% and 141% of both non-performing loans and non-performing assets for September 30, 1996 and December 31, 1995, respectively. Management performs a quarterly analysis of the Bank's potential loan losses on a "worst case" basis. A loan review process is performed by an independent loan review officer on a continuing basis. This information is closely reviewed by the Board of Directors and used to evaluate the adequacy of the loan loss reserve in order to provide coverage for identifiable losses, provide coverage for unexpected losses, and to keep the size of the reserves in proportion to the growing size of the loan portfolio.

The following sets forth loans past due 90 days or more on which interest has continued to be accrued for September 30, 1996 and December 31, 1995.

                               September 1996                    December 1995
                                             (In thousands)
Real estate mortgages                $0                                $194
Commercial                                                               27
                                    ---                                ----
Installment
         Total                       $0                                $221
                                    ===                                ====

Non-accrual loans increased from $156,000 at December 31, 1995 to $242,000 at September 30, 1996. The last parcel of other real estate was sold during the third quarter leaving a zero balance compared to $70,000 at December 31, 1995. Management expects to acquire a property through foreclosure by the end of the year, which should be approximately $70,000. Overall the quality of the loan portfolio remains very good, and management expects non-performing assets to remain at substantially the same levels as a proportion of loans.

Investments in securities and deposits in banks increased by $4,595,000 or 13 from December 31, 1995 to September 30, 1996. The average rate earned on available for sale, and held to maturity increased from 5.22% and 6.44% to 5.77% and 6.59%, respectively due to increases in medium term treasury and municipal rates. The fair value of the Bank's investments classified as held to maturity exceeds the amortized value by $205,000. The fair value of investments classified as available for sale reflect a $69,000 reduction from their amortized value. This is reflected as a decrease in the Bank's equity of approximately $45,000 net of deferred tax effects. The rate earned on deposits in banks increased from 4.70% to 5.32%.

Rising interest rates at the beginning of the year, where they mostly stabilized through the third quarter, account for the unrealized losses on the securities portfolios. Rising interest rates make existing bonds less attractive to investors and thus drive down their market value. Although interest rates began to slide near the end of the third quarter management expects interest rates to remain substantially the same. As securities with lower rates mature they are being replaced with current higher rates. Management strives to keep the average maturity of the investments short to minimize changes in fair value based on interest rate risk. Management continues to purchase only high quality investments to minimize credit risk to the value of the Bank's investments. There have been no adverse credit valuations on any of the investments. Although investment opportunities exist which will produce higher yields, they generally contain higher credit or interest rate risk.

Salaries and employee benefits have increased by $227,000 or 30% from $766,000 to $993,000 due to salary increases and salary costs associated with the addition of the Little Meadows office. Occupancy and equipment expenses have not changed significantly, despite the addition of the Little Meadows office, and other operating expenses have decreased by $34,000, due to the reduction of the F.D.I.C. premium.

Management performs an interest rate and liquidity analysis on a monthly basis to monitor the Bank's interest rate sensitivity gap and liquidity needs. These reports are reviewed by the Board of Directors and used to formulate ways to improve the Bank's interest rate sensitivity gap. The Bank continues to place great emphasis on adjustable rate loan products, such as variable rate home equity loans and annually adjustable mortgage loans as well as adjustable and short term investments, in order to minimize interest rate risk.

Since 1991 the Comptroller of the Currency has required all national banks to meet certain "Risk Based Capital" standards. These standards weight certain assets based on the risk of the asset, and also includes certain off-balance sheet items. The table below sets forth the Bank's Tier 1 and Tier 2 capital, risk adjusted assets (including off-balance sheet items) and the Bank's risk-based capital ratios under the guidelines, for September 30, 1996 and December 31, 1995.

(In thousands, except ratios)                                 1996         1995
                                                              ----         ----
Tier I capital:
         Shareholders' equity .........................   $ 10,193     $  9,194
                  Less: Goodwill ......................       (165)
Total Tier I capital ..................................     10,028
Tier II:
           Loan loss reserve ..........................        586          532
                                                          --------     --------
Total Qualifying Capital ..............................   $ 10,732     $  9,726
                                                          ========     ========

Risk-adjusted assets (including off-balance sheet items)  $ 61,135     $ 49,771

Tier I Capital Ratio (4.00% required) .................      16.60%       18.47%
Total Capital Ratio (8.00% required) ..................      17.55%       19.54%

During the second quarter the Bank received approval from the Office of the Comptroller of the Currency for a branch office located in Trucksville, Pennsylvania, to be known as the "Back Mountain Office". The building will be leased and the cost of the interior finish and furnishings to be borne by the Bank are expected to be approximately $200,000. Management expects to open the office in early 1997. In September 1996 the Bank received approval from the Office of the Comptroller of the Currency for a branch office located in Towanda, Pennsylvania. The Bank purchased a former office of Northern Central Bank. Total costs for purchase of the property along with renovations and furnishings will be approximately $175,000. The office opened in November 1996.

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY

               AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND RATES

-------------------------------------------------------------------------------------------------------------
                                              THREE MONTHS ENDED                   THREE MONTHS ENDED
                                              SEPTEMBER 30, 1996                  SEPTEMBER 30, 1995
                                    -------------------------------------------------------------------------
                                      (1)      Interest        Average     (1)      Interest      Average
                                    Average     Income/        Interest  Average     Income/      Interest
(Dollars in thousands)              Balance     Expense          Rate    Balance     Expense       Rate
-------------------------------------------------------------------------------------------------------------
INTEREST EARNING ASSETS:

 Loans:
  Mortgages ...................     $32,884      $  791          9.62%  $29,762       $  708         9.52%
  Installment .................       5,009         124          9.90     4,138          115        11.12
  Commercial ..................      19,100         473          9.91    16,731          448        10.71
                                    -------------------                 --------------------
    Total loans ...............      56,993       1,388          9.74    50,631        1,271        10.04
                                    -------------------                 --------------------
 Securities available for sale:
  US Treasury securities ......      11,454         168          5.87     8,991          127         5.65
  Other securities ............         417          11         10.55       355            4         4.51
                                    -------------------                 --------------------
      Total available for sale       11,871         179          6.03     9,346          131         5.61
                                    -------------------                 --------------------

 Securities held to maturity:

  US government agencies ......      19,354         315          6.51    13,318          218         6.55
  Municipal bonds .............       4,257          71          6.67     2,321           32         5.51
  Other securities ............         389           9          9.25       910           14         6.15
                                    -------------------                 --------------------
    Total held to maturity ....      24,000         395          6.58    16,549          264         6.38
                                    -------------------                 --------------------
 Deposits in banks ............       1,948          26          5.34     6,484           72         4.44
                                    -------------------                 --------------------
      TOTAL ...................     $94,812       1,988          8.39   $83,010        1,738         8.37
                                    =======------------                 =======-------------
 INTEREST BEARING LIABILITIES:
 Deposits:
  NOW and super-NOW ...........     $ 8,630          43          1.99   $ 7,767           40         2.06
  Savings and money market ....      24,930         172          2.76    21,476          153         2.85
  Certificates of deposit .....      43,366         585          5.40    38,707          573         5.92
  Other time deposits .........         200           4          8.00       200            3         6.00
                                    -------------------                 -------------------
    Total deposits ............      77,126         804          4.17    68,150          769         4.51
Other borrowed funds ..........         918           9          3.92       836           11         5.26
                                    -------------------                 -------------------
      TOTAL ...................      78,044         813          4.17    68,986          780         4.52
Non-interest bearing
 funds, net(2) ................      16,768                              14,024
                                    -------------------                 --------------------
TOTAL SOURCES TO FUND
EARNING ASSETS ................     $94,812         813          3.43   $83,010          780         3.76
                                    =======------------                 =======-------------
NET INTEREST/YIELD ............                  $1,175          4.96%                $  958         4.62%
                                           ============                        =============

-----------------

(1) Average balances are daily averages. (2) Demand deposits, stockholders's equity and other non-interest bearing liabilities less non-interest earning assets.
 Non-accrual loans are reflected in the loan balances, but contributing no interest income.
NOTE - Tax exempt interest income has been converted to a tax equivalent basis at the US federal income tax rate of 34%.

                See Notes to Consolidated Financial Statements.

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY

               AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND RATES

-------------------------------------------------------------------------------------------------------------
                                               NINE MONTHS ENDED                   NINE MONTHS ENDED
                                              SEPTEMBER 30, 1996                  SEPTEMBER 30, 1995
                                    -------------------------------------------------------------------------
                                      (1)      Interest        Average     (1)      Interest      Average
                                    Average     Income/        Interest  Average     Income/      Interest
(Dollars in thousands)              Balance     Expense          Rate    Balance     Expense       Rate
-------------------------------------------------------------------------------------------------------------
INTEREST EARNING ASSETS:

 Loans:
  Mortgages ....................    $31,651     $2,286          9.63%    $29,369     $2,086        9.47%
  Installment ..................      4,853        359          9.86       3,803        320       11.22
  Commercial ...................     17,490      1,342         10.23      16,083      1,241       10.29
                                    ------------------                   ------------------
    Total loans ................     53,994      3,987          9.85      49,255      3,647        9.87
                                    ------------------                   ------------------
 Securities available for sale:
  U.S. Treasury securities .....     11,351        492          5.78       7,779        304        5.21
  Other securities .............        383         16          5.57         311         13        5.57
                                    ------------------                   ------------------
      Total available for sale .     11,734        508          5.77       8,090        317        5.22
                                    ------------------                   ------------------

 Securities held to maturity:

  U.S. government agencies .....     18,445        915          6.61      10,636        523        6.56
  Municipal bonds ..............      4,194        206          6.55       2,519        107        5.66
  Other securities .............        540         25          6.17       1,055         56        7.08
                                    ------------------                   ------------------
    Total held to maturity .....     23,179      1,146          6.59      14,210        686        6.44
                                    ------------------                   ------------------
 Deposits in banks .............      2,430         97          5.32       6,434        227        4.70
                                    ------------------                   ------------------
      TOTAL ....................    $91,337      5,738          8.38     $77,989      4,877        8.34
                                    =======-----------                   =======-----------
INTEREST BEARING LIABILITIES:
 Deposits:
  NOW and super-NOW ............    $ 8,431        125          1.98     $ 7,466        114        2.04
  Savings and money market .....     23,847        490          2.74      21,151        455        2.87
  Certificates of deposit ......     42,677      1,755          5.48      35,070      1,466        5.57
  Other time deposits ..........        200          9          6.00         200          9        6.00
                                    ------------------                   ------------------
    Total deposits .............     75,155      2,379          4.22      63,887      2,044        4.27
 Other borrowed funds ..........        797         32          5.35         775         30        5.16
                                    ------------------                   ------------------
      TOTAL ....................     75,952      2,411          4.23      64,662      2,074        4.28
Non-interest bearing
 funds, net(2) .................     15,385                               13,327
                                    ------------------                   ------------------
TOTAL SOURCES TO FUND
EARNING ASSETS .................    $91,337      2,411          3.52     $77,989      2,074        3.55
                                    =======-----------                   =======-----------
NET INTEREST/YIELD .............                $3,327          4.86%                $2,803        4.79%
                                           ===========                          ===========

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


Date    November 14, 1996                             /s/ Thomas A. McCullough
    --------------------------------                 -------------------------
                                                     Thomas A. McCullough
                                                     President
                                                     Chief Executive Officer
                                                     Chief Financial Officer

Date    November 14, 1996                             /s/ Philip O. Farr
    --------------------------------                 -------------------
                                                     Philip O. Farr
                                                     Chief Accounting Officer