Form 10KSB
period 1996-12-31
GRANGE NATIONAL BANC CORP
filed 1997-04-03
CIK 763850

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1996
                                       or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _____________________to_________________________
Commission File No. 0-13599

                           Grange National Banc Corp.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                         23-2314065
-------------------------------                          ----------------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                          Identification Number)

198 E. Tioga St., Tunkhannock, Pennsylvania                      18657
-------------------------------------------                      -----
 (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code: (717) 836-2100 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $5.00                               356,320
-----------------------------                     -----------------------------
    (Title of class)                              (Number of Shares outstanding
                                                       as of March 26, 1997)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) if the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K, [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 26, 1997 was $12,589,542.

                                     PART I

Item 1: BUSINESS

Investment Considerations

     In analyzing whether to make or to continue an investment, investors should consider, among other factors, the following:

     Economic Conditions and Related Uncertainties. Commercial banking is affected, directly and indirectly, by local, domestic, and international economic and political conditions, and by governmental monetary and fiscal policies. Conditions such as inflation, recession, unemployment, volatile interest rates, tight money supply, real estate values, international conflicts and other factors beyond the Company's control, may adversely affect the potential profitability of the Company. Any future rises in interest rates, while increasing the income yield on the Company's earning assets, may adversely affect loan demand and the cost of funds and, consequently, the profitability of the Company. Any future decreases in interest rates may adversely affect the Company's profitability because such decreases may reduce the amounts which the Company may earn on its assets. Economic downturns could result in the delinquency of outstanding loans. Management does not expect any one factor to affect the Company's results of operations. However, a continued downtrend in several areas, including real estate, construction and consumer spending, could have an adverse impact on the Company's ability to remain profitable.

     Federal and State Government Regulation. The operations of the Company and the Bank are heavily regulated and will be affected by present and future legislation and by the policies established from time to time by various federal and state regulatory authorities. In particular, the monetary policies of the Federal Reserve Board have had a significant effect on the operating results of banks in the past, and are expected to continue to do so in the future. Among the instruments of monetary policy used by the Federal Reserve Board to implement its objectives are changes in the discount rate charged on bank borrowings and changes in the reserve requirements on bank deposits. It is not possible to predict what changes, if any, will be made to the monetary policies of the Federal Reserve Board or to existing federal and state legislation or the effect that such changes may have on the future business and earnings prospects of the Company.

     During the past several years, significant legislative attention has been focused on the regulation and deregulation of the financial services industry. Non-bank financial institutions, such as securities brokerage firms, insurance companies and money market funds, have been permitted to engage in activities which compete directly with traditional bank business.

     Competition. The Company faces strong competition from many other banks, savings institutions and other financial institutions which have branch offices or otherwise operate in the Company's market area, as well as many other companies now offering a range of financial services. Most of these competitors have substantially greater financial resources than the Company including a larger capital base which allows them to attract customers seeking larger loans than the Bank is able to make.

     Allowance for Loan Losses. The Company has established an allowance for loan losses which management believes to be adequate to offset potential losses on the Company's existing loans. However, there is no precise method of predicting loan losses. There can be no assurances that any future declines in real estate market conditions, general economic conditions or changes in regulatory policies will not require the Company to increase its allowance for loan losses.

     Dividends. The Board of Directors initiated a shareholder stock dividend plan in November 1995. Under this plan stockholders are granted additional shares in the corporation based on the number of shares which could be purchased at the declared dividend rate. Shareholders who desire cash instead of new shares are given the option of surrendering these shares to the corporation in exchange for a cash payment at the rate of the declared dividend. This dividend policy will be reviewed periodically in light of future needs of the Company. No assurance can be given that shareholders will be able to surrender shares in exchange for cash in the future.

     Market for Common Stock. There is no established trading market for the Company's Common Stock and there has been only limited trading in the Common Stock. It is not expected that a regular and active market for the Common Stock will develop in the foreseeable future. Investors in the shares of Common Stock must, therefore, be prepared to assume the risk of their investment for an indefinite period of time.

     "Anti-Takeover" and "Anti-Greenmail" Provisions. The Articles of the Company presently contain certain provisions which may be deemed to be "anti-takeover" and "anti-greenmail" in nature in that such provisions may deter, discourage or make more difficult the assumption of control of the Company by another corporation or person through a tender offer, merger, proxy contest or similar transaction or series of transactions. Copies of the Company's Articles of Incorporation are on file with the Securities and Exchange Commission and the Pennsylvania Department of State.

     Stock Not an Insured Deposit. Investments in the shares of Common Stock of the Company are not deposits insured against loss by the FDIC or any other entity.

General

     The Company is a Pennsylvania business corporation which is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). The Company was incorporated on October 2, 1984 for the purpose of acquiring The Grange National Bank of Wyoming County (the "Bank") and thereby enabling the Bank to operate within a bank holding company structure. The Company became an active bank holding company on April 30, 1985 when it acquired the Bank. The Bank is a wholly-owned subsidiary of the Company.

     The Company's principal activities consist of owning and supervising the Bank, which engages in a full service commercial and consumer banking and trust business. The Bank has its principal banking office in Laceyville, Pennsylvania. It also presently has three branch offices in Wyoming County, Pennsylvania, one branch office in Susquehanna County, Pennsylvania and one branch office in Luzerne County, Pennsylvania. The Bank has one automated teller machine ("ATM"), located on route 29 south of Tunkhannock at the Wal-Mart store in Eaton Township, Wyoming County, Pennsylvania. The Company, through the Bank, derives substantially all of its income from the furnishing of banking and banking-related services.

     The Company is a legal entity separate and distinct from the Bank. The rights of the Company, and thus the rights of the Company's creditors and shareholders, to participate in the distribution of the assets or earnings of the Bank, are necessarily subject to the prior claims of creditors of the Bank, except to the extent that claims of the Company itself as a creditor may be recognized. Such claims on the Bank by creditors other than the Company include obligations in respect of federal funds purchased and certain other borrowings, as well as deposit liabilities.

     The Company directs the policies and coordinates the financial resources of the Bank. The Company provides and performs various technical, advisory and auditing services for the Bank, coordinates the Bank's general policies and activities, and participates in the Bank's major business decisions.

     As of December 31, 1995, the Company, on a consolidated basis, had total assets of $91,622,000, total deposits of $79,866,000, and total shareholder's equity of $9,522,000.

Grange National Bank

     The Bank was incorporated under the laws of the United States of America as a national bank in 1907 under its present name. Since that time, the Bank has operated as a banking institution doing business at several locations in Wyoming, Susquehanna and Luzerne Counties, Pennsylvania. The Bank is a member of the Federal Reserve System.

     As of December 31, 1996, the Bank had total assets of $103,966,000, total deposits of $91,056,000 and total shareholders' equity of $10,706,000. Its deposits are insured by the Bank Insurance Fund ("BIF") maintained by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum extent permitted by law.

     The Bank engages in a full service commercial and consumer banking and trust business. The Bank, with its main office at Main and Bee Streets, Laceyville, Pennsylvania, also provides services to its customers through its branch network of eight full service banks, which include drive-in facilities and bank-by-mail services. The bank's six full service offices are located in Wyoming, Susquehanna, Bradford and Luzerne Counties, Pennsylvania. The Bank also has a free standing ATM located on route 29 south of Tunkhannock at the Wal-Mart store in Eaton Township, Wyoming County.

     The Bank's services include accepting time, demand and savings deposits, including NOW accounts, regular savings accounts, money market accounts, fixed rate certificates of deposit and club accounts. Its services also include making secured and unsecured commercial and consumer loans, financing commercial transactions either directly or through regional industrial development corporations or the Small Business Administration, making construction and mortgage loans and the renting of safe deposit facilities. Additional services include making residential mortgage loans, small business loans, new car and truck loans and student loans and providing discount brokerage services. The Bank's business loans include seasonal credit, collateral loans and term loans.

     In September 1992, the Comptroller of the Currency approved the Bank's application for the establishment of a Trust Department. In July of 1993, the Bank began to exercise trust powers. The Bank has appointed a trust officer and retained the services of an attorney with estate planning experience to administer the services provided by the Trust Department. The Bank has recognized only minimal income from the Trust Department during 1995 and 1996. Management does not expect the department to generate net income for the next several years.

     The Bank has a relatively stable deposit base and no material amount of deposits is obtained from a single depositor or group of depositors (including Federal, state and local governments). The Bank has not experienced any seasonal fluctuations in the amount of its deposits.

     No significant portion of the Bank's loans are concentrated within any one business industry. Real estate loans however accounted for 62% of the Bank's loan portfolio at December 31, 1996 and 66% at December 31, 1995. Management believes this concentration is not serious in its rural agricultural location where commercial loan demand is minimal. Recognizing the potential adverse affect these loans could place on interest margins, the Bank has an adjustable rate mortgage which adjusts annually, as well as continuing to offer a three year adjustable mortgage. The Bank also continues to offer fixed rate mortgages for twenty years, but now offers a ten year fixed rate at 1/2% under the twenty year rate. For the past three years, average mortgage loan balances have approximated 37% to 40% of the Bank's total average interest earning assets. At December 31, 1996 mortgage loans were approximately 40% of total interest earning assets.

     The Bank has no deposits or loans directly with foreign entities, and has a minimal amount of deposits made by persons working in foreign countries. The Bank's assets are not invested in foreign securities, Eurodollars or foreign loans.

Competition

     All phases of the Bank's business are highly competitive. The Bank's market area is the primary trade area of portions of Wyoming, Bradford, Susquehanna and Luzerne Counties, Pennsylvania with concentration in the Wyoming County area. The Bank competes with local commercial banks as well as other commercial banks with branches in the Bank's market area. The Bank considers its major competition to be Mellon Bank, headquartered in Pittsburgh, Pennsylvania, First Union Bank, headquartered in Charlotte, North Carolina, Peoples State Bank, headquartered in Wyalusing, Pennsylvania, Community Bank and Trust, headquartered in Forest City, Pennsylvania, Franklin First Saving Bank, headquartered in Wilkes-Barre, Pennsylvania, PNC, headquartered in Pittsburgh, Pennsylvania, Corestates Bank, headquartered in Philadelphia, Pioneer Bank, headquartered in Carbondale, Pennsylvania, First Valley Bank, headquartered in Bethlehem, Pennsylvania and Northern Central Bank, headquartered in Williamsport, Pennsylvania.

     The Bank, along with other commercial banks, competes with respect to its lending activities as well as in attracting demand deposits, with savings banks, savings and loan associations, insurance companies, regulated small loan companies, credit unions and the issuers of commercial paper and other securities, such as shares of money market funds. The Bank also competes with insurance companies, investment counseling firms, mutual funds and other business firms and individuals in the corporate trust and investment management services. Many of the Bank's competitors have financial resources larger than the Bank's.

     The Bank is generally competitive with all competing financial institutions in its service areas with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

Supervision and Regulation

     Bank holding companies and banks are extensively regulated under both federal and state law.

To the extent that the following information describes statutory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company and the Bank.

The Company

     The Company is registered as a "bank holding company" under the Holding Company Act, and it, therefore, is subject to regulation by the Board of Governors of the Federal Reserve Board (the "Federal Reserve Board").

     Under the Holding Company Act, the Company is required to secure the prior approval of the Federal Reserve Board before it can merge or consolidate with any other bank holding company or acquire all or substantially all of the assets of any bank that is not already majority owned by it, if after such acquisition, it would directly or indirectly own or control more than 5% of the voting shares of such bank. The Holding Company Act also prohibits the acquisition, directly or indirectly, by the Company of any voting shares of, or interests in, or all or substantially all of the assets of, any bank located outside the Commonwealth of Pennsylvania unless such acquisition is specifically authorized by the laws of the state in which such bank is located.

     The Company is prohibited under the Holding Company Act from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in, non-banking activities unless the Federal Reserve Board, by order or regulation, has found such activities to be closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determination, the Federal Reserve Board considers whether the performance of these activities by a bank holding company can reasonably be expected to produce benefits to the public which outweigh possible adverse effects. The Federal Board has by regulation determined that certain activities are closely related to banking within the meaning of the Holding Company Act. These activities include, among other, operating a mortgage, finance, credit card or factoring company; performing certain data processing operations; providing investment and financial advice; acting as insurance agent or underwriter for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; and certain stock brokerage and investment advisory services.

     Under the Holding Company Act, the Company is required to file periodic reports and other information concerning its operations with, and is subject to examination by, the Federal Reserve Board. In addition, under the Pennsylvania Banking Code of 1965, as amended (the "Banking Code"), the Pennsylvania Department of Banking has the authority to examine the books, records and affairs of any Pennsylvania bank holding company or to require any documentation deemed necessary to insure compliance with the Banking Code.

     The Company is under the jurisdiction of the Securities and Exchange Commission and various state securities commissions for matters relating to the offering and sale of its securities, and is subject to the Securities and Exchange Commission's rules and regulations relating to periodic reporting, reporting to shareholders, proxy solicitation and insider trading.

     The Company, as an affiliate of the Bank within the meaning of the Bank within the meaning of the Federal Reserve Act, is subject to certain restrictions under the Federal Reserve Act regarding extensions to it by the Bank, investments in the stock or other securities of the Company by the Bank and the use of the stock or other securities of the Company as collateral for loans by the Bank to any borrower. Further, under the Federal Reserve Act and the Federal Reserve Board regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of credit or provisions of property or services. These so-called "anti-tie-in provisions" generally provide that a bank may not extend credit, lease or sell property, or furnish any service, or fix or vary the consideration for any of the foregoing to a customer on the condition or requirement that the customer provide some additional credit, property or service to the bank, to the bank's holding company or to any other subsidiary of the bank's holding company or on the condition or requirement that the customer not obtain other credit, property or service from a competitor of the bank, the bank's holding company or any subsidiary of the bank's holding company.

     Pennsylvania law allows bank holding companies located in other states and the District of Columbia to acquire Pennsylvania banks and bank holding companies, but only if the state in which the acquiror is located grants reciprocal acquisition rights to Pennsylvania bank holding companies. All interstate acquisitions involving Pennsylvania banks or bank holding companies require the prior approval of the Pennsylvania Department of Banking.

The Bank

     The Bank, as a national bank, is subject to the National Bank Act. The Bank is also subject to the supervision of, and is regularly examined by the Office of the Comptroller of the Currency of the United States (the "OCC") and is required to furnish quarterly reports to the OCC. The approval of the OCC is required for the establishment of additional branch offices by any national bank, subject to applicable state law restrictions. Under current Pennsylvania law, banking institutions located in Pennsylvania, such as the Bank, may establish branches within any county in the Commonwealth, subject to the prior approval of the OCC. Present law forbids branching across state lines.

     As a national bank, the Bank is a member of the FDIC and a member of the Federal Reserve System and, therefore, is subject to additional regulation by these agencies. Some of the aspects of the lending and deposit business of the Bank which are regulated by these agencies include personal lending, mortgage lending and reserve requirements. The operations of the Bank are also subject to numerous Federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to interest rates on loans, the extension of credit, credit, credit practices, the disclosure of credit terms and discrimination in credit transactions.

     The Bank is subject to certain limitations on the amount of cash dividends that it can pay. See "PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY".

     As a consequence of the current increased regulation of commercial banking and bank holding company activities in the United States, the costs of doing business of the Bank and the Company may be expected to increase due to increased FDIC insurance assessments and the increased costs and expenses associated with complying with this increased regulation.

Effect of Governmental Policy

     One of the most significant factors affecting the Bank's earnings is the difference between the interest rates paid by the Bank on its deposits and its borrowings and the interest rates earned by the Bank on loans to its customers and securities owned by the Bank. The yields of its assets and the rates paid on its liabilities are sensitive to changes in prevailing rates of interest. Thus, the earnings and growth of the Bank will be influenced by general economic conditions, the monetary and fiscal policies of the federal government, and the policies of regulatory agencies, particularly the Federal Reserve Board, which implements national monetary policy. An important function of the Federal Reserve System is to regulate the money supply and credit conditions in order to mitigate recessionary and inflationary pressures. Among the techniques used to implement these objectives are open market operations in U.S. Government securities and changes in reserve requirements of banks and in the discount rate on bank borrowings. These techniques influence overall growth and distribution of credit, bank loans, investments and deposits, and may also affect interest rates charged on loans or paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

     From time to time, legislation has been enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial institutions. Legislative proposals which could affect the Company and the banking business in general have been proposed and may be introduced before the United States Congress and other governmental bodies. These proposals may alter the Company's structure, regulation, disclosure, and reporting requirements. In addition, various banking regulatory agencies frequently propose rules and regulations to implement and enforce existing legislation. It cannot be predicted whether or in what form any such legislation or regulations will be enacted or the extent to which the business of the Company would be affected thereby.

     On June 21, 1993 legislation referred to as "Truth in Savings" became effective and is codified for banks in the Federal Reserve Bank's Regulation DD. "Truth in Savings" in intended to encourage comparative shopping for deposit products by consumers. Regulation DD applies to all consumer accounts and other qualifying accounts. Regulation DD regulates computation of interest, advertising content, notice of change of terms, and requirements of information to be disclosed when opening an account and in periodic statements. "Truth in Savings" has been compared to "Truth in Lending" regulations, both for what the legislation says it is trying to accomplish, and for the compliance burden and resulting costs for Banks and consumers.

Federal Deposit Insurance Corporation Improvement Act of 1991

     On December 19, 1991, the President signed into law the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). Among other things, FDICIA provides increased funding for the Bank Insurance Fund ("BIF") and provides for expanded regulation of depository institution and their affiliates, including bank holding companies.

     The BIF funding and reserve restoration provisions could result in significant increases in the assessment rate on deposits of BIF institutions (such as the Bank) over the next 15 years. Under current law, as amended by FDICIA, the insurance assessment paid by the BIF-insured institutions shall be as specified in a schedule required to be issued by the FDIC that would specify, at semi-annual intervals, target reserve ratios designed to increase the reserve ratio to 1.25% of estimated insured deposits (or such higher ratio as the FDIC may determine in accordance with statute in 15 years. Beginning with the first semi-annual period of calendar year 1993 and for each subsequent semi-annual period, banks will pay semi-annual assessments under a transitional risk-based assessment system which became effective on November 2, 1992. Under this system, banks will pay a semi-annual assessment at a rate which is based upon the assessment risk classification assigned to the bank by the FDIC. In determining the risk classification, the FDIC will assign each bank to one of three capital groups and within each capital group to one of three supervisory subgroups. Depending upon the assessment risk classification assigned to a bank, the semi-annual assessments to be paid by banks beginning in 1996 will range from 0.00% of an institution's average assessment base for banks assigned to the highest capital group and highest supervisory subgroup to 0.27% for banks assigned to the lowest capital group and lowest supervisory subgroup. Banks will be notified of their assessment risk classification by the first day of the month preceding each semi-annual period.

     FDICIA further provides authority for special assessments against insured deposits and for the development of a general risk-based deposit insurance assessment system under which the premium levels of BIF institutions will vary in relation to their perceived risk profiles.

     FDICIA requires each federal banking agency, including the FRB and OCC, to revise its risk-based capital standards prior to June 1993, to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and risks of non-traditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages.

     Effective December 1992, FDICIA provides the federal banking agencies with broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized", "adequately capitalized, "undercapitalized", "significantly undercapitalized", or "critically undercapitalized".

     The Deposit Insurance Funds Act of 1996 (DIFA) passed by Congress and signed by the President, mandates banks to help pay the cost of the bonds issued by the "Financing Corporation" (FICO), which were used to finance the savings and loan bailout. The current annual cost to all Bank Insurance Fund (BIF) Members is 1.296 cents per $100 of deposits. Members of the Savings Association Insurance Fund (SAIF) are required to pay 6.48 cents per $100 of deposits. This assessment is expected to cost the Bank approximately $12,000 in 1997.

     The FDIC has issued a rule which sets the capital level for each of the five capital categories established in FDICIA. Under the rule a bank is deemed to be "well capitalized" if the bank has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater, and is not subject to any order or final capital directive by the FDIC to meet and maintain a specific capital level for any capital measure. A bank is deemed "adequately capitalized" if the bank has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a leverage capital ratio of 4% or greater (or 3% or greater for the most highly rated banks), and does not meet the definition of a "well capitalized" bank. A bank that has total risk-based capital, Tier 1 risk-based capital and leverage capital that is less than 8%, 4% and 4%, respectively, is deemed "undercapitalized". Under the regulation, "significantly undercapitalized" banks are those with total risk-based capital, Tier 1 risk-based capital and leverage capital that is less than 5%, 3% and 3%, respectively. Finally, "critically undercapitalized" banks are defined as those banks which have a ratio of tangible equity to total assets that is equal to or less than 2%. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

     FDICIA provides that an insured depository institution may not pay management fees to any person, including any holding company, having control of the institution if, after making the payment, the institution would be within any three of the undercapitalized categories, nor may an institution, except under certain circumstances and with prior regulatory approval, make any capital distribution if, after making the distribution, the institution would be within any three of the undercapitalized categories.

Institutions that are classified "undercapitalized" are subject to the following mandatory supervisory actions: increased monitoring by the institution's federal regulator; a requirement to submit a capital restoration plan; a restriction on growth of the institution's total assets; and a limitation on the institution's ability to make any acquisitions, open any new branch offices or engage in any new line of business with out approval of the institution's federal regulator. Institutions that are classified "significantly undercapitalized" are subject to the mandatory supervisory actions applicable to "undercapitalized" institutions and are required to restrict the payment of bonuses and raises to senior executive officers of the institution. With certain exceptions, "critically undercapitalized" institutions are required to be placed in conservatorship or receivership within 90 days.

     FDICIA also provides that the federal regulators may take certain discretionary actions with respect to any institution that is under capitalized, if it is determined the action is necessary to resolve the problems of the institution, at the least possible cost to the deposit insurance fund. These discretionary supervisory actions include: placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (which may include voting stock) or be acquired; placing restrictions on transactions with affiliates; restricting the interest rates the institution may pay on deposits; ordering a new election for the institution's board of directors; requiring that certain senior executive officers or directors be dismissed; prohibiting the payment of principal or interest on subordinate debt; prohibiting the holding company from making capital distributions without prior regulatory approval; and requiring the holding company to divest the institution or any other affiliate. If the insured depository institution is "undercapitalized", the parent bank holding company is required to guarantee that the institution will comply with any capital restoration plan submitted to and approved by the appropriate federal banking agency in an amount equal to the lesser of (i) 5% of the institution's total assets at the time the institution became undercapitalized, or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with the capital restoration plan. FDICIA also amends current law with respect to acceptance of brokered deposits by insured depository institutions to permit only a "well capitalized" depository institution to accept brokered deposits without regulatory approval.

     FDICIA contains a number of consumer banking provisions, including disclosure requirements and substantive contractual limitations with respect to deposit accounts. FDICIA also requires annual examination of all insured depository institutions by the appropriate federal banking agency with some exceptions for small, well-capitalized institutions and state-chartered institutions examined by state regulators. The federal banking agencies are required to set compensation standards for insured depository institutions that would prohibit excessive compensation, fees or benefits to officers, directors, employees and principal shareholders. FDICIA also expands the range of merger, purchase and assumption, and deposit transfer transactions involving banks and savings associations that are exempt from payment of exit and entry fees for transfers of deposits between the BIF and the Savings Association Insurance Fund.

     The foregoing necessarily is a summary and general description of certain provisions of FDICIA and does not purport to be complete. Many of the provisions of FDICIA will be implemented through the adoption of regulations by various federal banking agencies. Moreover, many of the significant provisions of the legislation have not yet become effective. As of the date hereof, the Company is continuing to study the legislation and the regulations relating to the legislation but cannot yet assess its impact on the Company or the Bank.

National Monetary Policy

     In addition to being affected by general economic conditions, the earnings and growth of the Bank and, therefore, the earnings and growth of the Company, are affected by the policies of regulatory authorities, including the OCC, the Federal Reserve Board and the FDIC. An important function of the Federal Reserve Board is to regulate the money supply, credit conditions and interest rates. Among the instruments used to implement these objectives are open market in United States Government securities, setting the discount rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of credit, bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits.

     The monetary policies and regulations of the Federal Reserve Board have had a significant effect on operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon the future business, earnings and growth of the Company and the Bank cannot be predicted.

Employees

     As of December 31, 1996, the Company had a total of 50 full-time and 13 part-time employees. The Company provides a variety of employment benefits and considers its relationship with its employees to be good.

Item 2: Properties

     The Company's main executive offices and financial operations center, which also serve as a branch bank, are located at 198 E. Tioga Street, Tunkhannock, Pennsylvania, which the Company owns. The Bank's main banking office is located at Main and Bee Streets in the borough of Laceyville, Wyoming County, Pennsylvania, which building is owned by the Company. In addition, the Company owns four additional properties where its other branches are located, at Route 267, Lawton, Pennsylvania, at the corner of U.S. Route 6 and Bridge Street, in the Borough of Meshoppen, Pennsylvania, at the intersection of U.S. Routes 309 and 29 in Monroe Township, Pennsylvania, and on Main Street in Little Meadows, Pennsylvania. In 1996, the Bank purchased a former bank branch building, in Towanda, from Northern Central Bank and began operating a branch office there in November. The Bank has an operating lease with PNC to rent a former First Eastern Bank office as a branch office in Edwardsville, Pennsylvania, and a lease agreement a branch office in a shopping plaza in Trucksville, Luzerne County. During 1993 the Company purchased a property along U.S. Route 309 in Dallas Township for a branch office. The Company intends to place this parcel on the market for sale, as the Trucksville site is near this parcel and is a superior location for a branch office. The Company purchased a property in Laceyville, near the Bank's main office, to be used for additional operations of the Bank, and to rent to tennants.

Item 3: Legal Proceedings

     The nature of the Company's business generates a certain amount of litigation involving matters arising in the ordinary course of business. However, in the opinion of the management of the Company, there are no proceedings pending to which the Company is a party or to which its property is subject, which, if determined adversely to the Company, would be material in relation to the Company's shareholders' equity or financial condition.

Item 4: Submission of Matters to a Vote of Security Holders

None

                                     PART II

Item 5: Market for the Registrant's Common Stock and Related Stockholder Matters

     Incorporated by reference from the section entitled "Common Stock Market Price, Book Value and Dividends" in the Company's Annual Report to Shareholders for the year ended December 31, 1996.

Item 6: Selected Financial Data

     Incorporated by reference from the section entitled "Selected Financial Data" in the Company's Annual Report to shareholders for the year ended December 31, 1996.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

     Incorporated by reference from the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for the year ended December 31, 1996.

Item 8: Financial Statements and Supplementary Data

     Incorporated by reference from the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 1996.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                    PART III

Item 10: Directors and Executive Officers of the Registrant

     Incorporated by reference from the Company's Proxy Statement relating to the 1997 Annual Meeting of Shareholders filed pursuant to General Instruction G(3) to Form 10-KSB.

Item 11: Executive Compensation

     Incorporated by reference from the Company's Proxy Statement relating to the 1997 Annual Meeting of Shareholders filed pursuant to General Instruction G(3) to Form 10-KSB.

Item 12: Security Ownership of Certain Beneficial Owners and Management

     Incorporated by reference from the Company's Proxy Statement relating to the 1997 Annual Meeting of Shareholders filed pursuant to General Instruction G(3) to Form 10-KSB.

Item 13: Certain Relationships and Related Transactions

     Incorporated by reference from the Company's Proxy Statement relating to the 1997 Annual Meeting of Shareholders filed pursuant to General Instruction G(3) to Form 10-KSB.

                                     PART IV

Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a) Documents filed as part of this report:

             (1) Financial Statements. The following consolidated financial statements and the notes thereto of the Company, which are included in the Company's Annual Report to Shareholders for the year ended December 31, 1996, and the report of independent public accountants which is also included in such Annual Report, are incorporated herein by reference in to Item 8 of this Report:

         Consolidated Balance Sheets -
             December 31, 1996 and 1995

         Consolidated Statements of Income -
             Years ended December 31, 1996, 1995 and 1994

         Consolidated Statements of Cash Flows -
             Years ended December 31, 1996, 1995 and 1994

         Consolidated Statements of Shareholders' Equity -
             Years ended December 31, 1996, 1995 and 1994

         Notes to Consolidated Financial Statements

         Report of Independent Certified Public Accountants

             (2) Financial Statement Schedules. Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

             (3) Management Contracts and Compensatory Plans, Contracts or Arrangements

     Set forth below is a list of (i) any management contract or compensatory plan, contract or arrangement, including but not limited to plans relating to options, warrants or rights, pension, retirement or deferred compensation or bonus, incentive or profit-sharing, or if such plan is not set forth in any formal document, a written description thereof, in which any director or any executive officer named in the Summary Compensation Table in the Company's Proxy Statement relating to the 1997 Annual Meeting of Shareholders participates, and
(ii) any other management contracts or any other compensatory plan, contract or arrangement in which any other executive officer of the registrant participates except those immaterial in amount or significance:

     Number                                      Title
     ------                                      -----

      10.1 Employee Stock Option Plan (Filed as Exhibit 10.1 to Grange National Banc Corp.'s Registration Statement on Form SB-2 (Registration No. 33-76838) filed with the Commission on March 24, 1994).

      10.2      Non-employee Director Stock Option Plan
               (Filed as Exhibit 10.2 to

                Grange National Banc Corp.'s Registration Statement on Form SB-2 (Registration No. 33-76838) filed with the Commission on March 24, 1994).

      10.3 Deferred Compensation Agreement with Thomas A. McCullough Filed as Exhibit 10.3 to Grange National Banc Corp.'s Registration Statement on Form SB-2 (Registration No. 33-76838) filed with the Commission on March 24, 1994).

      10.4 Incentive Stock Option Plan (Filed with the 1996 Proxy Statement on April 1, 1996).

Exhibits filed pursuant to Item 601 of Regulation S-K.

     Number                                      Title
     ------                                      -----

      3.1 Amended and Restated Articles of Incorporation of Grange National Banc Corp. (Incorporated by reference from Exhibit 3.1 to Grange National Banc Corp.'s Registration Statement on Form SB-2 (Registration No. 33-76838) filed with the Commission on March 24, 1994).

      3.2 Bylaws of the Company, as amended (Incorporated by reference from Exhibit 3.2 to Grange National Banc Corp.'s Registration Statement on Form SB-2 (Registration No. 33-76838) filed with the Commission on March 24, 1994).

      4.1 Grange National Banc Corp. Specimen Stock Certificate (Incorporated by reference from Exhibit 4.1 to Grange National Banc Corp.'s Registration Statement on Form SB-2 (Registration No. 33-76838) filed with the Commission on March 24, 1994).

      13.1 Annual Report to Shareholders for the year ended December 31, 1996 (such report, except for those portions expressly incorporated by reference in this Annual Report on Form 10-K, is furnished for the information of the Commission and is not to be deemed filed as part of this Report).

      21.1 Subsidiaries of the Company (incorporated by reference from exhibit 21.1 to Grange National Banc Corp.'s Registration Statement on Form SB-2 (Registration Statement No. 33-76838) filed with the Commission on March 24, 1994).

         (b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1996.

                       DOCUMENTS INCORPORATED BY REFERENCE

                 (Specific sections incorporated are identified
                         under applicable items herein)

     Certain portions of the Company's Annual Report to Shareholders for the year ended December 31, 1996 are incorporated by reference in Parts II and IV of this Report.

     With the exception of the information incorporated by reference in Parts II and IV of this Report, the Company's Annual Report to Shareholders for the year ended December 31, 1996 in not deemed "filed" with the Securities and Exchange Commission for any purpose.

     Certain portions of the Company's Proxy Statement filed in connection with its Annual Meeting of Shareholders are incorporated by reference in Part II of this Report.

     Other documents incorporated by reference are listed in the Exhibit Index.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GRANGE NATIONAL BANC CORP.
                                                   (Registrant)


Date: March 26, 1997                        /s/ Robert C. Wheeler
      --------------                        -----------------------------------
                                            Robert C. Wheeler
                                            (Chairman of the Board)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Robert C. Wheeler      3/26/97          /s/ John W. Purtell         3/26/97
----------------------------------          -----------------------------------
Robert C. Wheeler           (Date)          John W. Purtell              (Date)
Chairman of the Board                       Vice-Chairman and Director
Director


/s/ Sally A. Steele        3/26/97          /s/ Brian R. Ace            3/26/97
----------------------------------          -----------------------------------
Sally A. Steele             (Date)          Brian R. Ace                 (Date)
Secretary and Director                      Director


/s/ Thomas C. Burns        3/26/97          /s/ R. Levi Tyler           3/26/97
----------------------------------          -----------------------------------
Thomas C. Burns             (Date)          R. Levi Tyler                (Date)
Director                                    Director


/s/ W. Kenneth Price       3/26/97          /s/ Philip O. Farr          3/26/97
----------------------------------          -----------------------------------
W. Kenneth Price            (Date)          Philip O. Farr               (Date)
Director                                    Comptroller
                                            Chief Accounting Officer


/s/ Thomas A. McCullough   3/26/97
----------------------------------
Thomas A. McCullough        (Date)
President and Director
Chief Executive Officer
Chief Financial Officer