Form 10QSB
period 1997-03-31
GRANGE NATIONAL BANC CORP
filed 1997-05-15
CIK 763850

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1997.


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


Commission file number 0-13664

                            GRANGE NATIONAL BANC CORP
           PENNSYLVANIA                                 23-2314065
  -------------------------------                       ----------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   Incorporation or organization)

                   198 E. Tioga St., Tunkhannock, Pennsylvania
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (717) 836-2100
               --------------------------------------------------
              (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 356,320
                                                -------

Transitional Small Business Disclosure Format (Check one): Yes ___ ;   No _X_

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                                                                             Page
                                                                             -----
         Consolidated Balance Sheets as of March 31, 1997 and December 31,
         1996..................................................................2

         Consolidated Statements of Income For the Three Months
         Ended March 31, 1997 and 1996.........................................3

         Consolidated Statements of Changes to Stockholder's Equity For the
         Three Months Ended March 31, 1997 and 1996............................4

         Consolidated Statements of Cash Flows For the Three Months ended
         March 31, 1997 and 1996...............................................5

         Notes to Consolidated Financial Statements........................6 - 7

         ITEM 2. Management's Discussion and Analysis of Financial
                 Condition................................................8 - 11


PART II  OTHER INFORMATION:

ITEM 6.  Exhibits and Reports on Form 8-K.....................................12

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
        CONSOLIDATED BALANCE SHEETS, MARCH 31, 1997 AND DECEMBER 31, 1996





                                                                       1997                1996
                                                                   (UNAUDITED)           (AUDITED)
                                                                   -----------           --------
ASSETS:
  Cash and due from banks ..................................      $   2,057,977       $   2,566,232
  Investment securities, held to maturity (fair
    value 1997, $20,870,000; 1996, $22,182,000) ............         20,943,653          22,269,823
  Investment securities, available for sale (Note 3) .......         12,151,620          11,732,690
  Interest bearing deposits ................................          7,179,959           1,974,642
  Loans, net of unearned interest ..........................         64,742,037          62,033,046
  Less:  allowance for loan losses .........................            640,769             622,821
                                                                  -------------       -------------
         Loans - net .......................................         64,101,268          61,410,225
  Bank premises and equipment - net ........................          2,945,085           2,680,580
  Premium on deposits ......................................            153,229             157,485
  Accrued interest and other assets ........................          1,505,779           1,407,712
                                                                  -------------       -------------
    TOTAL ASSETS ...........................................      $ 111,038,570       $ 104,199,389
                                                                  =============       =============
LIABILITIES:
  Domestic deposits:
    Non-interest bearing deposits ..........................      $  14,813,693       $  12,206,738
    Interest bearing deposits ..............................         83,213,728          78,848,660
                                                                  -------------       -------------
      Total deposits .......................................         98,027,421          91,055,398
  Other borrowed funds .....................................          1,017,813           1,613,160
  Accrued interest and other liabilities ...................            743,664             590,973
                                                                  -------------       -------------
      Total liabilities ....................................         99,788,898          93,259,531
                                                                  -------------       -------------
STOCKHOLDERS' EQUITY:
  Preferred stock authorized 1,000,000 shares of $5 par;
    None issued
  Common stock authorized 5,000,000 shares of
    $5 par value; 356,320 and 355,291 shares issued and
    outstanding in 1997 and 1996, respectively (Note 4) ....          1,781,600           1,776,455
  Additional paid-in capital ...............................          1,786,801           1,767,949
  Retained earnings ........................................          7,754,657           7,392,890
  Unrealized holding gains (losses) on investment securities
    (net of deferred income taxes) .........................            (73,000)              3,000
                                                                  -------------       -------------
      Total ................................................         11,250,058          10,940,294
  Treasury stock, 17 and 20 shares,
    respectively, at cost ..................................               (386)               (436)
                                                                  -------------       -------------
      Total stockholders' equity ...........................         11,249,672          10,939,858
                                                                  -------------       -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................      $ 111,038,570       $ 104,199,389
                                                                  =============       =============

                 See Notes to Consolidated Financial Statements

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                              Three Months
                                                                  Ended
                                                                March 31
                                                        ----------------------
                                                          1997           1996
                                                          ----           ----
Interest Income
  Interest and fees on loans ........................  $ 1,445,045  $ 1,273,170
  Interest and dividends
    on investment securities ........................      508,128      495,096

  Interest on deposits in banks .....................       30,194       38,057
                                                       -----------  -----------
          Total interest income .....................    1,983,367    1,806,323
                                                       -----------  -----------
Interest Expense:
  Interest on deposits ..............................      838,943      779,472
  Interest on borrowed funds ........................       11,323       10,290
                                                       -----------  -----------
          Total interest expense ....................      850,266      789,762
                                                       -----------  -----------
        Net interest income .........................    1,133,101    1,016,561
      Provision for loan losses .....................       30,000       13,000
                                                       -----------  -----------
        Net interest income after
          provision for loan losses .................    1,103,101    1,003,561
                                                       -----------  -----------
Other Income:
  Service charges and other income ..................      132,819      118,223
  Gain (loss) on sale of other real estate ..........                   (22,801)
                                                       -----------  -----------
          Total other income ........................      132,819       95,422
                                                       -----------  -----------
Other Expenses:
  Salaries and employee benefits ....................      370,610      311,759
  Occupancy expense .................................       63,762       48,772
  Equipment expense .................................       55,457       54,930
  Other operating expense ...........................      241,323      148,274
                                                       -----------  -----------
          Total other expenses ......................      731,152      563,735
                                                       -----------  -----------


Income before income taxes ..........................      504,768      535,248
Provision for income taxes ..........................      143,000      165,000
                                                       -----------  -----------
Net income ..........................................  $   361,768  $   370,248
                                                       ===========  ===========
Earnings per share (Note 4) .........................  $      0.97  $      1.06
                                                       ===========  ===========
Weighted average common shares ......................      374,819      348,754

                 See Notes to Consolidated Financial Statements

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                        1997          1996
                                                        ----          ----

STOCKHOLDERS' EQUITY, January 1 .................  $ 10,939,858   $  9,522,267

COMMON STOCK, $5.00 PAR VALUE
Options exercised ...............................         5,145

ADDITIONAL PAID-IN CAPITAL
Options exercised ...............................        18,851

RETAINED EARNINGS
Net income ......................................       361,768        370,248

UNREALIZED HOLDING GAINS AND LOSSES
Unrealized holding gains (losses) on investment
  securities (net of deferred income tax asset of
  $43,000 in 1997) ..............................       (76,000)       (77,912)

TREASURY STOCK
Reissuance of common stock (3 shares each
  in 1997 and 1996) .............................            50             50
                                                   ------------   ------------

STOCKHOLDERS' EQUITY, March 31 ..................  $ 11,249,672   $  9,814,653
                                                   ============   ============



                 See Notes to Consolidated Financial Statements

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




FOR THE THREE MONTHS ENDED MARCH 31,                                           1997             1996
                                                                               ----             ----
OPERATING ACTIVITIES:
 Net income ...........................................................    $   361,767     $   376,463
 Adjustments to reconcile net income to net cash
  provided by operating activities:

   Depreciation and amortization ......................................        194,653          47,758
   Provision for loan losses ..........................................         30,000          13,000
   Increase (decrease) in deferred income taxes .......................        (45,900)        (40,242)
 Changes in operating assets and liabilities:
  Increase in accrued interest income and other assets ................        (38,167)       (230,036)
  Increase (decrease) in accrued interest expense and other liabilities        103,591        (109,631)
                                                                           -----------     -----------
  NET CASH PROVIDED BY
   OPERATING ACTIVITIES ...............................................        605,944          57,312
                                                                           -----------     -----------
INVESTING ACTIVITIES:
 Purchase bank premises and equipment .................................       (454,902)        (76,960)
 Decrease (increase) in other real estate .............................                         53,749
 Purchase of securities "available for sale" ..........................       (540,948)     (2,561,554)
 Redemptions of securities "available for sale" .......................         81,118       1,472,580
 Purchase of securities "held to maturity" ............................                     (5,517,223)
 Redemptions of securities "held to maturity" .........................      2,104,949       3,897,330
 Decrease (increase) in mortgage-backed securities ....................       (778,779)       (456,323)
 Decrease (increase) in loans to customers ............................     (2,721,043)        622,200
 Decrease (increase) in deposits in banks .............................     (5,205,317)     (3,050,089)
 Premium paid on core deposits ........................................                       (170,254)
                                                                           -----------     -----------
  NET CASH USED IN
   INVESTING ACTIVITIES ...............................................     (7,514,922)     (5,786,544)
                                                                           -----------     -----------
FINANCING ACTIVITIES:

 Increase in deposits before interest credited ........................      6,421,564       5,975,186
 Increase (decrease) in borrowed funds ................................       (595,347)       (843,593)
 Interest credited to deposits ........................................        550,459         581,599
 Decrease in treasury stock ...........................................             50              50
 Issuance of common stock .............................................         23,997
                                                                           -----------     -----------
  NET CASH PROVIDED BY
   FINANCING ACTIVITIES ...............................................      6,400,723       5,713,242
                                                                           -----------     -----------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS .....................................................       (508,255)        (15,990)
                                                                           -----------     -----------
CASH AND CASH EQUIVALENTS, January 1 ..................................      2,566,232       1,793,476
                                                                           -----------     -----------
CASH AND CASH EQUIVALENTS, March 31 ...................................    $ 2,057,977     $ 1,777,486
                                                                           ===========     ===========
SUPPLEMENTARY SCHEDULE OF CASH FLOW INFORMATION:
 Cash paid during the year for:
  Interest ............................................................    $   162,868     $   233,477
  Income taxes ........................................................    $   225,000     $   174,000
 Non-cash investing activities:
  Unrealized gains (losses) on securities .............................    ($  123,000)    ($   77,912)


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

3.  CHANGE IN ACCOUNTING PRINCIPLE:

         In May 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), which the Company adopted as of January 1, 1994. SFAS No. 115 requires the Company to classify each debt and equity security in one of three categories: held to maturity, available for sale or trading. Investments classified as held to maturity are reflected at amortized cost. Investments classified as either available for sale or trading securities are reflected at fair market value. Unrealized gains or losses on available for sale securities are excluded from earnings and reflected, net of income taxes, in a separate component of stockholders' equity until realized. All equity and U.S. Treasury securities are classified as "available for sale" and all other securities are classified as "held to maturity". Upon implementation on January 1, 1994, fair market value of available for sale securities exceeded amortized cost by $70,000. At March 31, 1997 and 1996 amortized cost exceeded fair market value by approximately $119,000 and $20,000, respectively.

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

         The Board of Directors also adopted a Stock Option Plan for non-employee Directors which will be available to all non-employee members of the Board of Directors. The aggregate number of shares which may be issued upon exercise of the options under the Director's plan is 20,000 shares and are exercisable in part from time to time beginning one year after the date of grant and expiring ten years thereafter. The Plan provides for adjustments to the number of options to compensate for stock dividends and splits. Accordingly all effected figures have been adjusted to reflect stock dividends. April 1, 1994 and 1997, options to purchase 1,029 shares of common stock, at $23.32 and $42.00, per share, respectively, were automatically granted to each non-employee Director under this plan expiring April 1, 2004. Of these options, 1,029 have been exercised.

         The Board of Directors adopted an additional Stock Option Plan (the "Plan") in November 1995 covering the employees and directors. The Plan authorizes the grant of options to purchase not more than 56,105 shares of Common Stock under the Plan. Options granted under the Plan are intended to be either incentive stock options or nonstatutory stock options. As of April 30, 1997 options for 56,105 shares of Common Stock having an exercise price of $31.86 were outstanding (1,747 options did not vest and lapsed) and 6,702 shares were available for future option grants under the Plan. Of the 49,403 shares of Common Stock outstanding for options, 37,050 shares of Common Stock were issued as incentive stock options. The remaining shares outstanding for options were granted to each non-employee director equally as nonstatutory stock options.

         PREFERRED STOCK:

         The Company authorized 1,000,000 of preferred stock at $5 par value. At December 31, 1996 and March 31, 1997, no shares were issued nor outstanding.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION:

Net income for the three months ending March 31, 1997 totaled $362,000 which is a 2% decrease from the $370,000 reported for the same period in 1996. Net interest income for the three months ending March 31, 1997 increased by $116,000 to $1,133,000 compared to $1,017,000 for the same period in 1996. This constitutes an increase of 11% over the previous year. Interest income for this period increased by $177,000 or 10% compared to 1996, and interest expense increased as well by $60,000 or 8% compared to 1996.

The increase in interest income has been principally from interest on loans which increased $172,000 or 14% compared to the same period last year. Interest income from investment securities increased by $13,000 or 3% compared to the same period last year. Interest rates on loans were fairly stable through the end of the first quarter. At the end of March the New York Prime Rate increased by 25 basis points in response to the Federal Reserve's action increasing the interest rate at the discount window by 25 basis points. This should increase the bank's interest rate spread during the second quarter because many commercial and consumer loans adjust with the New York Prime Rate. Interest on deposits in banks decreased by $8,000 from $38,000 to $30,000 due to lower balances and lower rates.

The increase in interest expense is due to the increase in interest bearing deposits during the first quarter of 1997 as compared to the first quarter of 1996. The average total sources to fund earning assets increased by $12,932,000, from $86,485,000 to $99,417,000 in 1997, while th average interest rate decreased from 4.35% to 4.19%, respectively.

The increase in deposits continues to provide funds for loans and liquidity. Loan demand during the first quarter was somewhat mild as loans increased $2,691,000 or 4% from $61,410,000 in at December 31, 1996 to $64,101,000 at
March 31, 1997. Loan demand appears to be picking up as the second quarter begins. Balances of investment securities remained stable during the first quarter with a decline of $907,000 or 3% since December 31, 1996. Interest bearing deposits at banks increased by $5,205,000 to $7,180,000 from $1,975,000 due to deposits flowing in and management holding off on investing the funds due to low rates on securities, and increased loan demand is anticipated.

The provision for loan loss during the three months ending March 31, 1997 was $30,000 compared to $13,000 for the same period in 1996, as management tries to keep the allowance for loan losses in line with the size of the loan portfolio. The allowance for loan losses was $641,000 and $623,000 at March 31, 1997 and December 31, 1996, respectively. This represents 0.99% and 1.00% of total loans, 269% and 192% of non-performing loans, respectively, as well as non-performing assets. Management performs a quarterly analysis of the Bank's potential loan losses on a "worst case" basis. A loan review process is performed by an independent loan review officer on a continuing basis. This information is closely reviewed by the Board of Directors and used to evaluate the adequacy of the loan loss reserve in order to provide coverage for identifiable losses, provide coverage for unexpected losses, and to keep the size of the reserves in proportion to the growing size of the loan portfolio.

The following sets forth loans past due 90 days or more on which interest has continued to be accrued for March 31, 1997 and December 31, 1996.

                                                   March 1997     December 1996
                                                   ----------     -------------
                                                         (In thousands)
Real estate mortgages ..........................                      $67
Commercial .....................................      $ 1              11
Installment ....................................       10
                                                      ---             ---
                Total ..........................      $11             $78
                                                      ===             ===


Non-accrual decreased from $247,000 at December 31, 1996 to $227,000 at March 31, 1997. The overall quality remains very good, and management expects non-performing assets to remain at substantially the same levels as a proportion of loans.

Investments in securities and deposits in banks increased by $4,298,000 or 12% from December 31, 1996 to March 31, 1997. The average rate earned on available for sale, held to maturity and deposits in banks were 5.95%, 6.64% and 5.44% at March 31, 1997, as compared to 5.49%, 6.99% and 5.97% at December 31, 1996. The amortized value of the Bank's investments classified as held to maturity exceeded their fair value by $74,000, and the amortized value of investments classified as available for sale exceeded their fair value by $119,000. This is reflected as a decrease in the Bank's equity of approximately $76,000, net of deferred tax effects.

Slightly higher interest rates at March 31, 1997 account for the unrealized loss on the available for sale securities reflected on the balance sheet. Rates are expected to change from day to day, but remain fairly level. This will result in minimal impact on the fair value of securities available for sale. As the Bank extends the length of the securities it purchases, interest rate changes will have greater impact on the fair value of those securities. This interest rate risk is offset by higher yields on the securities. The Bank continues to purchase fairly short maturities, generally five to seven years for fixed rate securities.

Management continues to purchase only high quality investments to minimize credit risk to the value of the Bank's investments. There have been no adverse credit valuations on any of the investments. Although investment opportunities exist which will produce higher yields, they generally contain higher credit or interest rate risk.

The Bank experienced substantial increased associated with the addition of two new offices and a computer conversion. The Towanda office opened in November 1996, the Back Mountain office opened in February 1997 and the computer conversion occurred in January 1997. The Back Mountain office is leased over a term of 15 years, and renewable at that time, for $70,000 per year. Salaries and employee benefits have increased by $59,000 or 19% from $312,000 to $371,000, occupancy expense increased $15,000 or 31% from $49,000 to $64,000, and other operating expenses increased $93,000 or 63% from $148,000 to $241,000. Included in other operating expenses are increases of $13,000 for postage and $36,000 for advertising over the prior year period. Management believes the additional expense incurred will benefit the Bank as additional deposits and loans are generated from these two new offices.

Management performs an interest rate and liquidity analysis on a monthly basis to monitor the Bank's interest rate sensitivity gap and liquidity needs. These reports are reviewed by the Board of Directors and used to formulate ways to improve the Bank's interest rate gap. The Bank continues to place great emphasis on adjustable rate loan products, such as variable rate home equity loans and annually adjustable mortgage loans as well as adjustable rate and short term investments, in order to minimize interest rate risk.

Since 1991 the Comptroller of the currency has required all national banks to meet certain "Risk Based Capital" standards. These standards weight certain assets based on the risk of the asset, and also includes certain off-balance sheet items. The table below sets forth the Bank's Tier 1 and Tier 2 capital, risk adjusted assets (including off-balance sheet items) and the Bank's risk-based capital ratios under the guidelines, for March 31, 1997 and December 31, 1996.


     (In thousands, except ratios)                            1997        1996
     Tier I capital:
     Shareholders' equity ..............................    $11,205     $10,780
     Tier II capital:
     Loan loss reserve .................................        623         623
                                                            -------     -------
     Total Qualifying Capital ..........................    $11,828     $11,403
                                                            =======     =======
Risk-adjusted assets (including off balance sheet items)    $63,358     $61,371

Tier I Capital Ratio (4.00% required) ..................      17.81%      17.57%
Total Capital Ratio (8.00% required) ...................      18.67%      18.58%

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
               AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND RATES





                                                            THREE MONTHS ENDED                    THREE MONTHS ENDED
                                                              MARCH 31, 1997                       MARCH 31, 1996
                                                    ----------------------------------     -------------------------------------
                                                      (1)        Interest      Average       (1)        Interest       Average
                                                    Average      Income/      Interest     Average       Income/       Interest
(Dollars in thousands)                              Balance      Expense        Rate       Balance       Expense         Rate
                                                   --------      --------     --------     -------      --------       --------
INTEREST EARNING ASSETS:

 Loans:
  Mortgages ................................        $35,942      $   795         8.85%     $30,751       $   719         9.35%
  Installment ..............................          5,083          134        10.54        4,784           116         9.70
  Commercial ...............................         22,904          529         9.24       16,510           442        10.71
                                                    -------      -------                    -------       ------
    Total loans ............................         63,929        1,458         9.12       52,045         1,277         9.81
                                                    -------      -------                    -------       ------
 Securities available for sale:
  U.S. Treasury securities .................         11,410          171         5.99       10,354           142         5.49
  Other securities .........................            412            5         4.85          357             5         5.60
                                                    -------      -------                    -------       ------
      Total available for sale .............         11,822          176         5.95       10,711           147         5.49
                                                    -------      -------                    -------       ------

 Securities held to maturity:

  U.S. government agencies .................         17,333          280         6.46       16,371           289         7.06
  Municipal bonds ..........................          3,740           70         7.49        4,016            65         6.47
  Other securities .........................            388            6         6.19          795            16         8.05
                                                    -------      -------                    -------       ------
    Total held to maturity .................         21,461          356         6.64       21,182           370         6.99
                                                    -------      -------                    -------       ------

 Deposits in banks .........................          2,205           30         5.44        2,547            38         5.97
                                                    -------      -------                    -------       ------
      TOTAL ................................        $99,417        2,020         8.13      $86,485         1,832         8.47
                                                    =======      -------                   =======        ------
INTEREST BEARING LIABILITIES:
 Deposits:
  NOW and super-NOW ........................        $ 9,270           46         1.98      $ 8,090            40         1.98
  Savings and money market .................         24,618          167         2.71       22,142           152         2.75
  Certificates of deposit ..................         46,153          623         5.40       41,426           585         5.65
  Other time deposits ......................            200            3         6.00          200             3         6.00
                                                    -------      -------                    -------       ------
    Total deposits .........................         80,241          839         4.18       71,858           780         4.34
 Other borrowed funds ......................            823           11         5.35          797            10         5.02
                                                    -------      -------                    -------       ------
      TOTAL ................................         81,064          850         4.19       72,655           790         4.35
Non-interest bearing
 funds, net (2) ............................         18,353                                 13,830
                                                    -------      -------                    -------       ------
TOTAL SOURCES TO FUND
EARNING ASSETS .............................        $99,417          850         3.42      $86,485           790         3.65
                                                    =======      -------                   =======        ------
NET INTEREST/YIELD .........................                     $ 1,170         4.71%                    $1,042         4.82%
                                                                 =======                                  ======



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

         (a)      Exhibits

                  Exhibit 27 - Financial Data Schedule

         (b)      Reports on Form 8-K

         (ii)     Statement re: computation of earnings per share:

                  Primary earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the quarter. Stock options are considered common stock equivalents and are included in the computation of the number of shares outstanding using the treasury stock method. The number of shares used to calculate earnings per share for the periods presented are as indicated in each period.

During the current fiscal quarter, there have been no events of a nature required to be filed on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     GRANGE NATIONAL BANC CORP.
                                                     (Registrant)


Date       May 14, 1997                              /s/ Thomas A. McCullough
    --------------------------------                 -------------------------
                                                     Thomas A. McCullough
                                                     President
                                                     Chief Executive Officer
                                                     Chief Financial Officer

Date       May 14, 1997                              /s/ Philip O. Farr
    --------------------------------                 -------------------
                                                     Philip O. Farr
                                                     Chief Accounting Officer