Form 10QSB
period 1997-06-30
GRANGE NATIONAL BANC CORP
filed 1997-08-20
CIK 763850

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1997.

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

                                 (717) 836-2100
                                 --------------
              (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
            ---  ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 361,004
                                                -------

Transitional Small Business Disclosure Format (Check one): Yes   ; No X
                                                              ---    ---

================================================================================

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY

PART I.  FINANCIAL INFORMATION                                                                                 Page
ITEM 1.  Unaudited Financial Statements

         Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996................................... 2

         Consolidated Statements of Income For the Three and Six Months
         Ended June 30, 1997 and 1996............................................................................ 3

         Consolidated Statements of Changes to Stockholder's Equity For the Six Months
         Ended June 30, 1997 and 1996............................................................................ 4

         Consolidated Statements of Cash Flows For the Six Months ended
         June 30, 1997 and 1996.................................................................................. 5

         Notes to Consolidated Financial Statements.......................................................... 6 - 7

ITEM 2.  Management's Discussion and Analysis of Financial Condition........................................ 8 - 12


PART II. OTHER INFORMATION:

ITEM 6.  Exhibits and Reports on Form 8-K....................................................................... 13

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY

        CONSOLIDATED BALANCE SHEETS, JUNE 30, 1997 AND DECEMBER 31, 1996

                                                                    1997               1996
                                                                (UNAUDITED)           (AUDITED)
                                                                ------------    ------------
ASSETS:
  Cash and due from banks ..................................   $   2,168,956    $   2,566,232
  Investment securities, held to maturity (fair
    value 1997, $20,870,000; 1996, $22,182,000) ............      23,481,105       22,269,823
  Investment securities, available for sale (Note 3) .......      11,767,079       11,732,690
  Interest bearing deposits ................................       7,760,816        1,974,642
  Loans, net of unearned interest ..........................      69,502,519       62,033,046
  Less:  allowance for loan losses .........................         658,349          622,821
                                                               -------------    -------------
         Loans - net .......................................      68,844,170       61,410,225
  Bank premises and equipment - net ........................       2,967,413        2,680,580
  Premium on deposits ......................................         148,972          157,485
  Other real estate ........................................           3,300                0
  Accrued interest and other assets ........................       1,304,828        1,407,712
                                                               -------------    -------------
    TOTAL ASSETS ...........................................   $ 118,446,639    $ 104,199,389
                                                               =============    =============
LIABILITIES:
  Domestic deposits:
    Non-interest bearing deposits ..........................   $  14,680,802    $  12,206,738
    Interest bearing deposits ..............................      90,522,039       78,848,660
                                                               -------------    -------------
      Total deposits .......................................     105,202,841       91,055,398
  Other borrowed funds .....................................         966,271        1,613,160
  Accrued interest and other liabilities ...................         577,737          590,973
                                                               -------------    -------------
      Total liabilities ....................................     106,746,849       93,259,531
                                                               -------------    -------------
STOCKHOLDERS' EQUITY:
  Preferred stock authorized 1,000,000 shares of $5 par;
    None issued ............................................
  Common stock authorized 5,000,000 shares of
    $5 par value; 369,975 and 355,291 shares issued and
    outstanding in 1997 and 1996, respectively (Note 4) ....       1,799,875        1,776,455
  Additional paid-in capital ...............................       1,915,628        1,767,949
  Retained earnings ........................................       7,993,379        7,392,890
  Unrealized holding gains (losses) on investment securities
    (net of deferred income taxes) .........................          (8,900)           3,000
                                                               -------------    -------------
      Total ................................................      11,699,982       10,940,294
  Treasury stock, 8 and 20 shares,
    respectively, at cost ..................................            (192)            (436)
                                                               -------------    -------------
      Total stockholders' equity ...........................      11,699,790       10,939,858
                                                               -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................   $ 118,446,639    $ 104,199,389
                                                               =============    =============

                  See Notes to Consolidated Financial Statements

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                        Three Months                       Six Months
                                                           Ended                              Ended
                                                          June 30                            June 30
                                                    1997            1996               1997             1996
                                                    ----            ----               ----             ----
Interest Income:
  Interest and fees on loans .............      $ 1,563,868      $ 1,317,847       $ 3,008,913      $ 2,591,017
  Interest and dividends
    on investment securities .............          534,185          539,456         1,042,313        1,034,552
  Interest on deposits in banks ..........           49,037           32,832            79,231           70,889
                                                -----------      -----------       -----------      -----------
          Total interest income ..........        2,147,090        1,890,135         4,130,457        3,696,458
                                                -----------      -----------       -----------      -----------
Interest Expense:
  Interest on deposits ...................          911,759          795,833         1,750,702        1,575,305
  Interest on borrowed funds .............            7,076           12,259            18,399           22,549
                                                -----------      -----------       -----------      -----------
          Total interest expense .........          918,835          808,092         1,769,101        1,597,854
                                                -----------      -----------       -----------      -----------
        Net interest income ..............        1,228,255        1,082,043         2,361,356        2,098,604
      Provision for loan losses ..........           30,000           17,000            60,000           30,000
                                                -----------      -----------       -----------      -----------
        Net interest income after
          provision for loan losses ......        1,198,255        1,065,043         2,301,356        2,068,604
                                                -----------      -----------       -----------      -----------
Other Income:
  Service charges and other income .......          167,334          136,495           300,153          254,718
  Gain (loss) on sale of other real estate                                                   0          (22,801)
                                                -----------      -----------       -----------      -----------
          Total other income .............          167,334          136,495           300,153          231,917
                                                -----------      -----------       -----------      -----------
Other Expenses:
  Salaries and employee benefits .........          398,248          340,572           768,858          652,331
  Occupancy expense ......................           93,917           51,435           157,679          100,207
  Equipment expense ......................           63,365           51,146           118,822          106,076
  Other operating expense ................          232,545          197,445           473,868          345,719
                                                -----------      -----------       -----------      -----------
          Total other expenses ...........          788,075          640,598         1,519,227        1,204,333
                                                -----------      -----------       -----------      -----------


Income before income taxes ...............          577,514          560,940         1,082,282        1,096,188
Provision for income taxes ...............          189,000          175,000           332,000          340,000
                                                -----------      -----------       -----------      -----------
Net income ...............................      $   388,514      $   385,940       $   750,282      $   756,188
                                                ===========      ===========       ===========      ===========
Earnings per share (Note 4) ..............      $      1.03      $      1.10       $      1.99      $      2.15
                                                ===========      ===========       ===========      ===========
Weighted average common shares ...........          376,566          352,001           376,370          352,001


                 See Notes to Consolidated Financial Statements

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                                      1997                  1996
                                                                      ----                  ----

STOCKHOLDERS' EQUITY, January 1 ............................      $ 10,939,858          $  9,522,267

COMMON STOCK, $5.00 PAR VALUE
Options exercised ..........................................             6,860
Stock dividend $0.42 and $0.34 per share in 1997 and 1996,
     plus cash in lieu of fractional shares ................            16,560                16,235
ADDITIONAL PAID-IN CAPITAL
Options exercised ..........................................            25,135
Stock dividend $0.42 and $0.34 per share in 1997 and 1996,
     plus cash in lieu of fractional shares ................           122,544                94,163
RETAINED EARNINGS
Stock dividend $0.42 and $0.34 per share in 1997 and 1996,
     plus cash in lieu of fractional shares ................          (139,104)             (110,398)
Cash paid in lieu of fractional shares due to stock dividend           (10,689)               (8,178)

Net income .................................................           750,282               756,187


UNREALIZED HOLDING GAINS AND LOSSES
Unrealized holding gains (losses) on investment
  securities ...............................................           (11,900)             (124,638)
TREASURY STOCK
Reissuance of common stock (12 shares and 3 shares
  in 1997 and 1996, respectively) ..........................               244                    50
                                                                  ============          ============

STOCKHOLDERS' EQUITY, June 30 ..............................      $ 11,699,790          $ 10,145,688
                                                                  ============          ============




                 See Notes to Consolidated Financial Statements

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,                                                    1997             1996
                                                                                     ----             ----

OPERATING ACTIVITIES:
 Net income .............................................................      $    750,282       $    756,187
 Adjustments to reconcile net income to net cash
  provided by operating activities:


   Depreciation and amortization ........................................           119,513             97,095
   Provision for loan losses ............................................            60,000             30,000
   Decrease in deferred income taxes ....................................            (6,000)           (40,242)
 Changes in operating assets and liabilities:


  Increase (decrease) in accrued interest income and other assets .......           108,884           (212,370)

  Increase (decrease) in accrued interest expense and other liabilities..           (13,236)           (21,726)
                                                                               ------------       ------------
  NET CASH PROVIDED BY
   OPERATING ACTIVITIES .................................................         1,019,443            608,944
                                                                               ------------       ------------
INVESTING ACTIVITIES:
 Purchase bank premises and equipment ...................................          (397,833)          (103,147)
 Decrease (increase) in other real estate ...............................            (3,300)            53,749
 Purchase of securities "available for sale" ............................        (1,531,254)        (3,661,554)

 Redemptions of securities "available for sale" .........................         1,484,965          1,612,393
 Purchase of securities "held to maturity" ..............................        (1,993,907)        (6,660,973)
 Redemptions of securities "held to maturity" ...........................         2,541,630          4,101,911
 Decrease (increase) in mortgage-backed securities ......................        (1,759,005)          (637,594)
 Decrease (increase) in loans to customers ..............................        (7,493,945)        (1,785,375)
 Decrease (increase) in deposits in banks ...............................        (5,786,174)        (1,226,840)
 Premium paid on core deposits ..........................................                             (170,254)
                                                                               ------------       ------------
  NET CASH USED IN
   INVESTING ACTIVITIES .................................................       (14,938,823)        (8,477,684)
FINANCING ACTIVITIES:

 Increase in deposits before interest credited ..........................        12,764,793          7,533,220
 Increase (decrease) in borrowed funds ..................................          (646,889)          (798,360)
 Interest credited to deposits ..........................................         1,382,650          1,193,062
 Cash dividends paid ....................................................           (10,689)            (8,178)
 Decrease in treasury stock .............................................               244                 50
 Issuance of common stock ...............................................            31,995
                                                                               ------------

  NET CASH PROVIDED BY
   FINANCING ACTIVITIES .................................................        13,522,104          7,919,794
                                                                               ------------       ------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS .......................................................          (397,276)            51,054
                                                                               ------------       ------------
CASH AND CASH EQUIVALENTS, January 1 ....................................         2,566,232          1,793,476
                                                                               ------------       ------------
CASH AND CASH EQUIVALENTS, June 30 ......................................      $  2,168,956       $  1,844,530
                                                                               ============       ============
SUPPLEMENTARY SCHEDULE OF CASH FLOW INFORMATION:
 Cash paid during the year for:
  Interest ..............................................................      $    344,555       $    422,765
  Income taxes ..........................................................      $    346,553       $    324,000
 Non-cash investing activities:
  Unrealized gains (losses) on securities ...............................      ($    18,000)      ($    37,000)
  Stock dividend ........................................................           139,104            110,398


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

3. CHANGE IN ACCOUNTING PRINCIPLE:

     In May 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115 Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), which the Company adopted as of January 1, 1994. SFAS No. 115 requires the Company to classify each debt and equity security in one of three categories: held to maturity, available for sale or trading. Investments classified as held to maturity are reflected at amortized cost. Investments classified as either available for sale or trading securities are reflected at fair market value. Unrealized gains or losses on available for sale securities are excluded from earnings and reflected, net of income taxes, in a separate component of stockholders' equity until realized. All equity and U.S. Treasury securities are classified as "available for sale" and all other securities are classified as "held to maturity". Upon implementation on January 1, 1994, fair market value of available for sale securities exceeded amortized cost by $70,000. At June 30, 1997 and 1996 amortized cost exceeded fair market value by approximately $15,000 and $60,000, respectively.

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

     The Board of Directors also adopted a Stock Option Plan for non-employee Directors which will be available to all non-employee members of the Board of Directors. The aggregate number of shares which may be issued upon exercise of the options under the Director=s plan is 20,000 shares and are exercisable in part from time to time beginning one year after the date of grant and expiring ten years thereafter. The Plan provides for adjustments to the number of options to compensate for stock dividends and splits. Accordingly all effected figures have been adjusted to reflect stock dividends. Effective April 1, 1994 and 1997, options to purchase 1,029 shares of common stock, at $23.32 and $42.00, per share, respectively, were automatically granted to each non-employee Director under this plan expiring April 1, 2004. Of these options, 1,029 have been exercised.

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

     PREFERRED STOCK:

     The Company authorized 1,000,000 of preferred stock at $5 par value. At December 31, 1996 and June 30, 1997, no shares were issued nor outstanding.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION:

Net income for the three months ending June 30, 1997 totaled $389,000 which is approximately the same as the $386,000 reported for the same period in 1996. Net interest income for the three months ending June 30, 1997 increased by $146,000 to $1,228,000 compared to $1,082,000 for the same period in 1996. This constitutes an increase of 13% over the previous year. Interest income for this period increased by $257,000 or 14% compared to 1996, and interest expense increased as well by $111,000 or 14% compared to 1996.

The increase in interest income has been principally from interest on loans which increased $246,000 or 19% compared to the same period last year. Interest income from investment securities decreased by $5,000 or 1% compared to the same period last year. Interest rates on loans were fairly stable through the end of the first quarter and most of the second quarter. At the end of March the New York Prime Rate increased by 25 basis points in response to the Federal Reserve's action increasing the interest rate at the discount window by 25 basis points. This increased the bank's interest rate spread during the second quarter because many commercial and consumer loans adjust with the New York Prime Rate. Interest on deposits in banks increased by $16,000 from $33,000 to $49,000 due to higher balances and higher rates.

The increase in interest expense is due to the increase in interest bearing deposits during the second quarter of 1997 as compared to the second quarter of 1996. The average total sources to fund earning assets increased by $13,787,000, from $92,336,000 to $106,123,000 in 1997, while the average interest rate increased from 4.19% to 4.21%, respectively.

The increase in deposits continues to provide funds for loans and liquidity. Loan demand during the second quarter was strong as loans increased $7,434,000 or 12% from $61,410,000 in at December 31, 1996 to $68,844,000 at June 30, 1997.
Loan demand continues to be strong as the third quarter begins. Balances of investment securities remained stable during the second quarter with an increase $34,000 since December 31, 1996. Interest bearing deposits at banks increased by $5,786,000 to $7,761,000 from $1,975,000 due to deposits flowing in and management holding off on investing the funds due to low rates on securities, and anticipated loan demand.

The provision for loan loss during the three months ending June 30, 1997 was $30,000 compared to $17,000 for the same period in 1996, as management tries to keep the allowance for loan losses in line with the size of the loan portfolio. The allowance for loan losses was $658,000 and $623,000 at June 30, 1997 and December 31, 1996, respectively. This represents 0.95% and 1.00% of total loans, 306% and 192% of non-performing loans, respectively, and 302% and 192% of non-performing assets. Management performs a quarterly analysis of the Bank's potential loan losses on a "worst case" basis. A loan review process is performed by an independent loan review officer on a continuing basis. This information is closely reviewed by the Board of Directors and used to evaluate the adequacy of the loan loss reserve in order to provide coverage for identifiable losses, provide coverage for unexpected losses, and to keep the size of the reserves in proportion to the growing size of the loan portfolio. The following sets forth loans past due 90 days or more on which interest has continued to be accrued for June 30, 1997 and December 31, 1996.


                                      June 1997         December 1996
                                             (In thousands)
         Real estate mortgages           $6                 $67
         Commercial                      48                  11
         Installment                     --                 ---
                      Total             $54                 $78
                                        ===                 ===


Non-accrual loans decreased from $247,000 at December 31, 1996 to $161,000 at June 30, 1997. The overall quality remains very good, and management expects non-performing assets to remain at substantially the same levels as a proportion of loans. Other real estate owned increased to $3,000 with the acquisition of one property during the second quarter, however, a second property was acquired just after the end of the second quarter, raising the balance to $84,000. Managements expects to liquidate the second property by the end of the year.

Investments in securities and deposits in banks increased by $7,032,000 or 20% from December 31, 1996 to June 30, 1997. The average rate earned on available for sale, held to maturity and deposits in banks were 6.13%, 6.49% and 5.56% for the three months ended June 30, 1997, as compared to 5.73%, 5.48% and 4.72% for the three months ended June 30, 1996. The amortized value of the Bank's investments classified as held to maturity exceeded their fair value by $76,000, and the amortized value of investments classified as available for sale exceeded their fair value by $15,000. This is reflected as a decrease in the Bank's equity of approximately $9,000, net of deferred tax effects.

Slightly higher interest rates at June 30, 1997 account for the unrealized loss on the available for sale securities reflected on the balance sheet. Rates are expected to change from day to day, but remain fairly level. This will result in minimal impact on the fair value of securities available for sale. As the Bank extends the length of the securities it purchases, interest rate changes will have greater impact on the fair value of those securities. This interest rate risk is offset by higher yields on the securities. The Bank continues to purchase fairly short maturities, generally five to eight years for fixed rate securities.

Management continues to purchase only high quality investments to minimize credit risk to the value of the Bank's investments. There have been no adverse credit valuations on any of the investments. Although investment opportunities exist which will produce higher yields, they generally contain higher credit or interest rate risk.

The Bank experienced substantial increased operating expenses associated with the addition of two new offices and a computer conversion. The Towanda office opened in November 1996, the Back Mountain office opened in February 1997 and the computer conversion occurred in January 1997. The Back Mountain office is leased over a term of 15 years, and renewable at that time, for $70,000 per year. Salaries and employee benefits have increased by $57,000 or 17% from $341,000 to $398,000, occupancy expense increased $43,000 or 84% from $51,000 to $94,000, and other operating expenses increased $35,000 or 18% from $197,000 to $232,000, for the three months ended June 30, 1997 as compared to the same period for 1996. The increase in occupancy expenses reflect the cost of the Back Mountain Office which opened in February 1997. Other operating expenses were more in line as most of the advertising expenses for the opening of the Back Mountain were paid during the first quarter.

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

Since 1991 the Comptroller of the currency has required all national banks to meet certain "Risk Based Capital" standards. These standards weight certain assets based on the risk of the asset, and also includes certain off-balance sheet items. The table below sets forth the Bank=s Tier 1 and Tier 2 capital, risk adjusted assets (including off-balance sheet items) and the Bank's risk-based capital ratios under the guidelines, for June 30, 1997 and December 31, 1996.

         (In thousands, except ratios)
                                                            1997       1996
         Tier I capital:
              Shareholders' equity .....................   $11,560    $10,780
         Tier II capital:
              Loan loss reserve ........................       658        623
                                                           -------    -------
         Total Qualifying Capital ......................   $12,218    $11,403
                                                           =======    =======
Risk-adjusted assets (including off balance sheet items)   $63,324    $61,371

Tier I Capital Ratio (4.00% required) ..................     17.12%     17.57%
Total Capital Ratio (8.00% required) ...................     17.88%     18.58%

                            AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND RATES

                                              THREE MONTHS ENDED                     THREE MONTHS ENDED
                                                 JUNE 30, 1997                         JUNE 30, 1996
                                                 -------------                         -------------
                                         (1)       Interest      Average       (1)        Interest         Average
                                       Average      Income/    Interest      Average       Income/        Interest
(Dollars in thousands)                 Balance      Expense       Rate       Balance       Expense          Rate
----------------------                 -------      -------       ----       -------       -------          ----
INTEREST EARNING ASSETS:

 Loans:
  Mortgages ...................      $ 37,591      $    850       9.04%      $ 31,305     $    776           9.92%
  Installment .................         5,306           135      10.18          4,765          119           9.99
  Commercial ..................        24,564           595       9.69         16,409          427          10.41
                                     --------      --------                  --------     --------
    Total loans ...............        67,461         1,580       9.37         52,479        1,322          10.08
                                     --------      --------                  --------     --------
 Securities available for sale:
  U.S. Treasury securities ....        12,044           182       6.04         12,338          182           5.90
  Other securities ............           477            10       8.39            377            0           0.00
                                     --------      --------                  --------     --------
      Total available for sale         12,521           192       6.13         12,715          182           5.73
                                     --------      --------                  --------     --------
 Securities held to maturity:

  U.S. government agencies ....        18,187           293       6.44         19,600          311           6.35
  Municipal bonds .............         4,200            70       6.67          4,308           70           6.50
  Other securities ............           227             4       7.05            438            6           5.48
                                     --------      --------                  --------     --------
    Total held to maturity ....        22,614           367       6.49         24,346          387           6.36
                                     --------      --------                  --------     --------
 Deposits in banks ............         3,527            49       5.56          2,796           33           4.72
                                     --------      --------                  --------     --------
      TOTAL ...................      $106,123         2,188       8.25       $ 92,336        1,924           8.33
                                     ========      --------                  ========     --------
INTEREST BEARING LIABILITIES:
 Deposits:
  NOW and super-NOW ...........      $ 10,374            55       2.12       $  8,571           42           1.96
  Savings and money market ....        26,403           181       2.74         24,457          166           2.71
  Certificates of deposit .....        49,479           674       5.45         43,231          585           5.41
  Other time deposits .........           200             2       4.00            200            2           4.00
                                     --------      --------                  --------     --------
    Total deposits ............        86,456           912       4.22         76,459          795           4.16
 Other borrowed funds .........           770             7       3.64            675           13           7.70
                                     --------      --------                  --------     --------
      TOTAL ...................        87,226           919       4.21         77,134          808           4.19
Non-interest bearing
 funds, net (2) ...............        18,897                                  15,202
                                     --------      --------                  --------     --------

TOTAL SOURCES TO FUND
EARNING ASSETS ................      $106,123           919       3.46       $ 92,336          808           3.50
                                     ========      --------                  ========     --------

NET INTEREST/YIELD ............                    $  1,269       4.78%                   $  1,116           4.83%
                                                   ========                               ========

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


                 See Notes to Consolidated Financial Statements

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
               AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND RATES

----------------------------------------------------------------------------------------------------------------------
                                         SIX MONTHS ENDED                       SIX MONTHS ENDED
                                           JUNE 30, 1997                          JUNE 30, 1997
                                      --------------------------------------------------------------------------------
                                        (1)        Interest         Average     (1)         Interest        Average
                                      Average      Income/         Interest   Average        Income/        Interest
(Dollars in thousands)                Balance      Expense           Rate     Balance        Expense          Rate
---------------------------------------------------------------------------------------------------------------------
INTEREST EARNING ASSETS:

 Loans:
  Mortgages ...................      $ 36,771      $  1,645           8.95%   $ 31,028       $  1,495          9.64%
  Installment .................         5,195           269          10.36       4,775            235          9.84
  Commercial ..................        23,975         1,124           9.38      16,676            869         10.42
                                     --------      --------                   --------       --------
    Total loans ...............        65,941         3,038           9.21      52,479          2,599          9.90
                                     --------      --------                   --------       --------
 Securities available for sale:
  U.S. Treasury securities ....        11,730           353           6.02      11,335            324          5.72
  Other securities ............           453            15           6.62         366              5          2.73
                                     --------      --------                   --------       --------
      Total available for sale         12,183           368           6.04      11,701            329          5.62
                                     --------      --------                   --------       --------
 Securities held to maturity:

  U.S. government agencies ....        17,765           573           6.45      17,986            600          6.67
  Municipal bonds .............         3,972           140           7.05       4,162            135          6.49
  Other securities ............           306            10           6.54         617             16          5.19
                                     --------      --------                   --------       --------
    Total held to maturity ....        22,043           723           6.56      22,765            751          6.60
                                     --------      --------                   --------       --------
 Deposits in banks ............         2,697            79           5.86       2,671             71          5.32
                                     --------      --------                   --------       --------
      TOTAL ...................      $102,864         4,208           8.18    $ 89,616          3,750          8.37
                                     ========      --------                   ========       --------
INTEREST BEARING LIABILITIES:
 Deposits:
  NOW and super-NOW ...........      $  9,825           101           2.06    $  8,330             82          1.97
  Savings and money market ....        25,515           348           2.73      23,299            318          2.73
  Certificates of deposit .....        47,725         1,297           5.44      42,329          1,170          5.53
  Other time deposits .........           200             5           5.00         200              5          5.00
                                     --------      --------                   --------       --------
    Total deposits ............        83,265         1,751           4.21      74,158          1,575          4.25
 Other borrowed funds .........           797            18           4.52         736             23          6.25
                                     --------      --------                   --------       --------
      TOTAL ...................        84,062         1,769           4.21      74,894          1,598          4.27
Non-interest bearing
 funds, net (2) ...............        18,802                                   14,722
                                     --------                                 --------
TOTAL SOURCES TO FUND
EARNING ASSETS ................      $102,864         1,769           3.44    $ 89,616          1,598          3.57
                                     ========      --------                   ========       --------
NET INTEREST/YIELD ............                    $  2,439           4.74%                  $  2,152          4.80%
                                                   ========                                  ========


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


Date    August 14, 1997                       /s/ Thomas A. McCullough
    --------------------------------          -------------------------
                                              Thomas A. McCullough
                                              President
                                              Chief Executive Officer
                                              Chief Financial Officer

Date    August 14, 1997                       /s/ Philip O. Farr
    --------------------------------          -------------------
                                              Philip O. Farr
                                              Chief Accounting Officer