Form 10QSB
period 1997-09-30
GRANGE NATIONAL BANC CORP
filed 1997-11-18
CIK 763850

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1997.


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 359,975


Transitional Small Business Disclosure Format (Check one): Yes ___ ; No _X_

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. Unaudited Financial Statements


                                                                                                              Page

         Consolidated Balance Sheets as of September 30, 1997 and December 31, 1996..........................   2

         Consolidated Statements of Income For the Three and Nine Months
         Ended September 30, 1997 and 1996...................................................................   3

         Consolidated Statements of Changes to Stockholder's Equity For the Nine Months
         Ended September 30, 1997 and 1996...................................................................   4

         Consolidated Statements of Cash Flows For the Nine Months ended
         September 30, 1997 and 1996.........................................................................   5

         Notes to Consolidated Financial Statements..........................................................  6-7

ITEM 2. Management's Discussion and Analysis of Financial Condition.......................................... 8-12


PART II. OTHER INFORMATION:

ITEM 6. Exhibits and Reports on Form 8-K....................................................................    13


                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
      CONSOLIDATED BALANCE SHEETS, SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                                       1997               1996
                                                                    (UNAUDITED)         (AUDITED)
                                                                  -------------       ------------
ASSETS:
  Cash and due from banks ..................................      $   2,484,363       $   2,566,232
  Investment securities, held to maturity (fair
    value 1997, $26,782,000; 1996, $22,182,000) ............         26,770,885          22,269,823
  Investment securities, available for sale (Note 3) .......         12,109,996          11,732,690
  Interest bearing deposits ................................          5,410,353           1,974,642
  Loans, net of unearned interest ..........................         73,738,179          62,033,046
  Less:  allowance for loan losses .........................            707,904             622,821
                                                                  -------------       -------------
         Loans - net .......................................         73,030,275          61,410,225
  Bank premises and equipment - net ........................          2,958,773           2,680,580
  Premium on deposits ......................................            144,716             157,485
  Other real estate ........................................            156,750                   0
  Accrued interest and other assets ........................          1,485,070           1,407,712
                                                                  -------------       -------------
    TOTAL ASSETS ...........................................      $ 124,551,181       $ 104,199,389
                                                                  =============       =============
LIABILITIES:
  Domestic deposits:
    Non-interest bearing deposits ..........................      $  18,799,562       $  12,206,738
    Interest bearing deposits ..............................         91,869,295          78,848,660
                                                                  -------------       -------------
      Total deposits .......................................        110,668,857          91,055,398

  Other borrowed funds .....................................          1,109,118           1,613,160
  Accrued interest and other liabilities ...................            588,436             590,973
                                                                  -------------       -------------
      Total liabilities ....................................        112,366,411          93,259,531
                                                                  -------------       -------------
STOCKHOLDERS' EQUITY:
  Preferred stock authorized 1,000,000 shares of $5 par;
    None issued
  Common stock authorized 5,000,000 shares of
    $5 par value; 369,975 and 355,291 shares issued and
    outstanding in 1997 and 1996, respectively (Note 4) ....          1,799,875           1,776,455
  Additional paid-in capital ...............................          1,915,628           1,767,949
  Retained earnings ........................................          8,429,859           7,392,890
  Unrealized holding gains (losses) on investment securities
    (net of deferred income taxes) .........................             39,600               3,000
                                                                  -------------       -------------
      Total ................................................         12,184,962          10,940,294

  Treasury stock, 8 and 20 shares,
    respectively, at cost ..................................               (192)               (436)
                                                                  -------------       -------------
      Total stockholders' equity ...........................         12,184,770          10,939,858
                                                                  -------------       -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................      $ 124,551,181       $ 104,199,389
                                                                  =============       =============



                 See Notes to Consolidated Financial Statements

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                           Three Months                   Nine Months
                                                                              Ended                           Ended
                                                                           September 30                   September 30
                                                                       1997           1996             1997           1996
                                                                   -----------     -----------     -----------    -----------
Interest Income:
  Interest and fees on loans ...................................   $ 1,696,598     $ 1,375,784     $ 4,705,511    $ 3,966,801
  Interest and dividends
    on investment securities ...................................       531,152         549,065       1,573,465      1,583,617
  Interest on deposits in banks ................................        70,706          25,694         149,937         96,583
                                                                   -----------     -----------     -----------    -----------
          Total interest income ................................     2,298,456       1,950,543       6,428,913      5,647,001
                                                                   -----------     -----------     -----------    -----------
Interest Expense:
  Interest on deposits .........................................       979,508         803,516       2,730,210      2,378,821
  Interest on borrowed funds ...................................         8,574           9,541          26,973         32,090
                                                                   -----------     -----------     -----------    -----------
          Total interest expense ...............................       988,082         813,057       2,757,183      2,410,911
                                                                   -----------     -----------     -----------    -----------
        Net interest income ....................................     1,310,374       1,137,486       3,671,730      3,236,090
      Provision for loan losses ................................        55,000          35,000         115,000         65,000
                                                                   -----------     -----------     -----------    -----------
        Net interest income after
          provision for loan losses ............................     1,255,374       1,102,486       3,556,730      3,171,090
                                                                   -----------     -----------     -----------    -----------
Other Income:
  Service charges and other income .............................       165,296         134,307         465,449        389,025
  Gain (loss) on sale of securities ............................        23,118                          23,118
  Gain (loss) on sale of other real estate .....................                        (2,261)                       (25,062)
                                                                   -----------     -----------     -----------    -----------
          Total other income ...................................       188,414         132,046         488,567        363,963
                                                                   -----------     -----------     -----------    -----------
Other Expenses:
  Salaries and employee benefits ...............................       415,280         340,175       1,184,138        992,506
  Occupancy expense ............................................        98,908          80,135         256,587        180,342
  Equipment expense ............................................        64,409          57,031         183,231        163,107
  Other operating expense ......................................       219,711         193,302         693,579        539,021
                                                                   -----------     -----------     -----------    -----------
          Total other expenses .................................       798,308         670,643       2,317,535      1,874,976
                                                                   -----------     -----------     -----------    -----------

Income before income taxes .....................................       645,480         563,889       1,727,762      1,660,077
Provision for income taxes .....................................       209,000         166,000         541,000        506,000
                                                                   -----------     -----------     -----------    -----------
Net income .....................................................   $   436,480     $   397,889     $ 1,186,762    $ 1,154,077
                                                                   ===========     ===========     ===========    ===========
Earnings per share (Note 4) ....................................   $      1.14     $      1.13     $      3.14    $      3.28
                                                                   ===========     ===========     ===========    ===========
Weighted average common shares .................................       381,296         352,001         377,961        352,001


                 See Notes to Consolidated Financial Statements

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                     1997             1996
                                                                     ----             ----

STOCKHOLDERS' EQUITY, January 1 ............................    $ 10,939,858     $  9,522,267

COMMON STOCK, $5.00 PAR VALUE
Options exercised ..........................................           6,860
Stock dividend $0.42 and $0.34 per share in 1997 and 1996,
     plus cash in lieu of fractional shares ................          16,560           16,235
ADDITIONAL PAID-IN CAPITAL
Options exercised ..........................................          25,135
Stock dividend $0.42 and $0.34 per share in 1997 and 1996,
     plus cash in lieu of fractional shares ................         122,544           94,163
RETAINED EARNINGS
Stock dividend $0.42 and $0.34 per share in 1997 and 1996,
     plus cash in lieu of fractional shares ................        (139,104)        (110,398)
Cash paid in lieu of fractional shares due to stock dividend         (10,689)          (8,178)

Net income .................................................       1,186,762        1,154,077

UNREALIZED HOLDING GAINS AND LOSSES
Unrealized holding gains (losses) on investment

  securities, net of deferred tax effects ..................          36,600         (109,778)

TREASURY STOCK
Reissuance of common stock (12 shares and 3 shares
  in 1997 and 1996, respectively) ..........................             244               50
                                                                ------------     ------------
STOCKHOLDERS' EQUITY, September 30 .........................    $ 12,184,770     $ 10,558,438
                                                                ============     ============

                 See Notes to Consolidated Financial Statements

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


FOR THE NINE MONTHS ENDED SEPTEMBER 30,                                                  1997             1996
                                                                                         ----             ----
OPERATING ACTIVITIES:
 Net income .....................................................................   $  1,186,762     $  1,154,077
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization ................................................        178,769          140,758
   Provision for loan losses ....................................................        115,000           65,000
   Increase (decrease) in deferred income taxes .................................         19,000          (57,123)
 Changes in operating assets and liabilities:
  Decrease in accrued interest income and other assets ..........................        (91,358)        (193,817)
  Increase (decrease) in accrued interest expense and other liabilities .........         (7,537)          13,600
                                                                                    ------------     ------------
  NET CASH PROVIDED BY
   OPERATING ACTIVITIES .........................................................      1,400,636        1,122,495
                                                                                    ------------     ------------
INVESTING ACTIVITIES:
 Purchase bank premises and equipment ...........................................       (444,193)        (309,602)
 Decrease (increase) in other real estate .......................................       (156,750)          69,618
 Purchase of securities "available for sale" ....................................     (2,359,362)      (4,155,304)
 Increase in mortgage-backed securities "available for sale" ....................     (3,731,563)
 Sales of securities "available for sale" .......................................      3,755,046
 Redemptions of securities "available for sale" .................................      1,995,173        2,871,501
 Purchase of securities "held to maturity" ......................................     (7,456,335)      (6,660,973)
 Redemptions of securities "held to maturity" ...................................      4,714,278        4,873,223
 Increase in mortgage-backed securities "held to maturity" ......................     (1,759,005)        (778,779)
 Increase in loans to customers .................................................    (11,735,050)      (6,502,044)
 Increase in deposits in banks ..................................................     (3,435,711)        (878,293)
 Premium paid on core deposits ..................................................                        (164,579)
                                                                                    ------------     ------------
  NET CASH USED IN
   INVESTING ACTIVITIES .........................................................    (20,613,472)     (11,635,232)
                                                                                    ------------     ------------
FINANCING ACTIVITIES:
 Increase in deposits before interest credited ..................................     17,100,056        7,255,032
 Increase (decrease) in borrowed funds ..........................................       (504,042)       1,487,393
 Interest credited to deposits ..................................................      2,513,403        1,833,276
 Cash dividends paid ............................................................        (10,689)          (8,178)
 Decrease in treasury stock .....................................................            244               50
 Issuance of common stock .......................................................         31,995
                                                                                    ------------     ------------
  NET CASH PROVIDED BY
   FINANCING ACTIVITIES .........................................................     19,130,967       10,567,573
                                                                                    ------------     ------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS ...............................................................        (81,869)          54,836
                                                                                    ------------     ------------
CASH AND CASH EQUIVALENTS, January 1 ............................................      2,566,232        1,793,476
                                                                                    ------------     ------------
CASH AND CASH EQUIVALENTS, September 30 .........................................   $  2,484,363     $  1,848,312
                                                                                    ============     ============

SUPPLEMENTARY SCHEDULE OF CASH FLOW INFORMATION:
 Cash paid during the year for:
  Interest ......................................................................   $    690,535     $    600,664
  Income taxes ..................................................................   $    346,553     $    474,000
 Non-cash investing activities:
  Unrealized gains (losses) on securities .......................................   $     59,000     ($   169,000)
  Stock dividend ................................................................        139,104          110,398


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

3.  CHANGE IN ACCOUNTING PRINCIPLE:

         In May 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), which the Company adopted as of January 1, 1994. SFAS No. 115 requires the Company to classify each debt and equity security in one of three categories: held to maturity, available for sale or trading. Investments classified as held to maturity are reflected at amortized cost. Investments classified as either available for sale or trading securities are reflected at fair market value. Unrealized gains or losses on available for sale securities are excluded from earnings and reflected, net of income taxes, in a separate component of stockholders' equity until realized. All equity and U.S. Treasury securities are classified as "available for sale", as well as certain mortgage-backed securities and certain municipal securities. All other securities are classified as "held to maturity". Securities are designated as either "available for sale" or as "held to maturity" at the time of purchase. Upon implementation on January 1, 1994, fair market value of available for sale securities exceeded amortized cost by $70,000. At September 30, 1997 estimated fair market value exceeded amortized cost by approximately $59,000, and at September 30, 1996 amortized cost exceeded fair market value by approximately $69,000.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION:

Net income for the three months ending September 30, 1997 increased by $38,000, or 10% to $436,000, compared to $386,000 reported for the same period in 1996. Net interest income for the three months ending September 30, 1997 increased by $173,000 to $1,310,000 compared to $1,137,000 for the same period in 1996. This constitutes an increase of 15% over the previous year. Interest income for this period increased by $348,000 or 18% compared to 1996, and interest expense increased as well by $175,000 or 22% compared to 1996.

The increase in interest income has been principally from interest on loans which increased $321,000 or 23% compared to the same period last year. Interest income from investment securities decreased by $18,000 or 3% compared to the same period last year. Interest rates on loans have been fairly stable during the year. At the end of March the New York Prime Rate increased by 25 basis points in response to the Federal Reserve's action increasing the interest rate at the discount window by 25 basis points. This increased the bank's interest rate spread during the second and third quarters because many commercial and consumer loans adjust with the New York Prime Rate. Interest on deposits in banks increased by $45,000 from $26,000 to $71,000 due to higher balances and higher rates.

The increase in interest expense is due to the increase in interest bearing deposits during the third quarter of 1997 as compared to the third quarter of 1996. The average total sources to fund earning assets increased by $17,261,000, from $94,812,000 to $112,073,000 in 1997, while th average interest rate increased from 4.30% to 4.17%, respectively.

The increase in deposits continues to provide funds for loans and liquidity. Loan demand let up during the third quarter as compared to the second quarter. Loans increased $11,621,000 or 19% from $61,410,000 in at December 31, 1996 to $73,030,000 at September 30, 1997. Loan demand is soft as the fourth quarter begins. Balances of investment securities increased during the third quarter, with an increase $4,878,000 since December 31, 1996. Interest bearing deposits at banks increased by $3,435,000 to $5,410,000 from $1,975,000 due to deposits flowing in and management investing the funds selectively because of low rates on securities.

The provision for loan loss during the three months ending September 30, 1997 was $55,000 compared to $35,000 for the same period in 1996, as management tries to keep the allowance for loan losses in line with the size of the loan portfolio. The allowance for loan losses was $708,000 and $623,000 at September 30, 1997 and December 31, 1996, respectively. This represents 0.96% and 1.00% of total loans, 219% and 192% of non-performing loans, respectively, and 147% and 192% of non-performing assets. Management performs a quarterly analysis of the Bank's potential loan losses on a "worst case" basis. A loan review process is performed by an independent loan review officer on a continuing basis. This information is closely reviewed by the Board of Directors and used to evaluate the adequacy of the loan loss reserve in order to provide coverage for identifiable losses, provide coverage for unexpected losses, and to keep the size of the reserves in proportion to the growing size of the loan portfolio.

The following sets forth loans past due 90 days or more on which interest has continued to be accrued for September 30, 1997 and December 31, 1996.

                                            September 1997        December 1996
                                                     (In thousands)
           Real estate mortgages               $165                    $67
           Commercial                            53                     11
           Installment                            1
                                               ----                    ---
                           Total               $219                    $78
                                                ===                    ===


Non-accrual loans decreased from $247,000 at December 31, 1996 to $105,000 at September 1997. The overall quality remains very good, and management expects non-performing assets to remain at substantially the same levels as a proportion of loans. Other real estate owned increased to $157,000 with the acquisition of three properties during the year. Managements does not expect to liquidate the properties before the end of the year.

Investments in securities and deposits in banks increased by $8,314,000 or 23% from December 31, 1996 to September 30, 1997. The average rate earned on available for sale, held to maturity and deposits in banks were 5.98%, 6.45% and 5.82% for the three months ended September 30, 1997, as compared to 6.03%, 6.58% and 5.34% for the three months ended September 30, 1996. The amortized value of the Bank's investments classified as held to maturity exceeded their fair value by $50,000, and the fair value of investments classified as available for sale exceeded their amortized value by $58,000. This is reflected as an increase in the Bank's equity of approximately $40,000, net of deferred tax effects.

Slowly declining interest rates at during the summer account for the unrealized gain on the available for sale securities reflected on the balance sheet. Rates are expected to change from day to day, but remain fairly level. This will result in minimal impact on the fair value of securities available for sale. As the Bank extends the length of the securities it purchases, interest rate changes will have greater impact on the fair value of those securities. This interest rate risk is offset by higher yields on the securities. The Bank continues to purchase fairly short maturities, generally five to eight years for fixed rate securities.

Management continues to purchase only high quality investments to minimize credit risk to the value of the Bank's investments. There have been no adverse credit valuations on any of the investments. Although investment opportunities exist which will produce higher yields, they generally contain higher credit or interest rate risk.

The Bank experienced substantial increased operating expenses associated with the addition of two new offices and a computer conversion. The Towanda office opened in November 1996, the Back Mountain office opened in February 1997 and the computer conversion occurred in January 1997. The Back Mountain office is leased over a term of 15 years, and renewable at that time, for $70,000 per year. Salaries and employee benefits have increased by $75,000 or 22% from

$340,000 to $415,000, occupancy expense increased $19,000 or 23% from $80,000 to $99,000, equipment expense increased $7,000 or 12% from $57,000 to $64,000, and other operating expenses increased $27,000 or 14% from $193,000 to $220,000, for the three months ended September 30, 1997 as compared to the same period for 1996.

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

Since 1991 the Comptroller of the currency has required all national banks to meet certain "Risk Based Capital" standards. These standards weight certain assets based on the risk of the asset, and also includes certain off-balance sheet items. The table below sets forth the Bank's Tier 1 and Tier 2 capital, risk adjusted assets (including off-balance sheet items) and the Bank's risk-based capital ratios under the guidelines, for September 30, 1997 and December 31, 1996.

         (In thousands, except ratios)                       1997        1996
         Tier I capital:
              Shareholders' equity .....................    $11,999     $10,780
         Tier II capital:
              Loan loss reserve ........................        708         623
                                                            -------     -------
         Total Qualifying Capital ......................    $12,707     $11,403
                                                            =======     =======
Risk-adjusted assets (including off balance sheet items)    $73,981     $61,371

Tier I Capital Ratio (4.00% required) ..................      16.47%      17.57%
Total Capital Ratio (8.00% required) ...................      17.18%      18.58%

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
              AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND RATES



                                             THREE MONTHS ENDED                       THREE MONTHS ENDED
                                             SEPTEMBER 30, 1997                       SEPTEMBER 30, 1996
                                     -----------------------------------      ---------------------------------
                                       (1)        Interest       Average        (1)        Interest     Average
                                     Average      Income/       Interest      Average      Income/     Interest
  (Dollars in thousands)             Balance      Expense         Rate        Balance      Expense       Rate
                                    --------      -------       --------     --------      --------    --------
INTEREST EARNING ASSETS:
  Loans:
  Mortgages ....................    $ 39,371    $    908          9.23%      $ 32,884     $    791        9.62%
  Installment ..................       5,684         144         10.13          5,009          124        9.90
  Commercial ...................      26,764         662          9.89         19,100          473        9.91
                                    --------    --------                     --------     --------
  Total loans ..................      71,819       1,714          9.55         56,993        1,388        9.74
                                    --------    --------                     --------     --------
  Securities available for sale:
  U.S. Treasury securities .....       8,366         126          6.02         11,454          168        5.87
  U.S. government agencies .....       1,640          26          6.34
  Municipal bonds ..............         828          15          7.25
  Other securities                       462           2          1.73            417           11       10.55
                                    --------    --------                     --------     --------
  Total available for sale .....      11,296         169          5.98         11,871          179        6.03
                                    --------    --------                     --------     --------
  Securities held to maturity:
  U.S. government agencies .....      18,993         306          6.44         19,354          315        6.51
  Municipal bonds ..............       4,157          67          6.45          4,257           71        6.67
  Other securities .............         927          15          6.47            389            9        9.25
                                    --------    --------                     --------     --------
  Total held to maturity .......      24,077         388          6.45         24,000          395        6.58
                                    --------    --------                     --------     --------
  Deposits in banks ............       4,881          71          5.82          1,948           26        5.34
                                    --------    --------                     --------     --------
  TOTAL ........................    $112,073       2,342          8.36       $ 94.812        1,988        8.39
                                    ========    --------                     ========     --------
INTEREST BEARING LIABILITIES:
  Deposits:
  NOW and super-NOW ............    $ 11,810          68          2.30       $  8,630           43        1.99
  Savings and money market .....      26,858         185          2.76         24,930          172        2.76
  Certificates of deposit ......      52,228         723          5.54         43,366          585        5.40
  Other time deposits ..........         200           3          6.00            200            4        8.00
                                    --------    --------                     --------     --------
  Total deposits ...............      91,096         979          4.30         77,126          804        4.17
  Other borrowed funds .........         724           9          4.97            918            9        3.92
                                    --------    --------                     --------     --------
TOTAL ..........................      91,820         988          4.30         78,044          813        4.17

  Non-interest bearing
  funds, net (2) ...............      20,253                                   16,768
                                    --------    --------                     --------     --------
TOTAL SOURCES TO FUND
  EARNING ASSETS ...............    $112,073         988          3.53       $ 94,812          813        3.43
                                    ========    --------                     ========     --------
  NET INTEREST/YIELD ...........                $  1,354          4.83%                   $  1,175        4.96%
                                                ========                                  ========


(1) Average balances are daily averages.
(2) Demand deposits, stockholders's equity and other non-interest bearing liabilities less non-interest earning assets.
Non-accrual hens are reflected in the loan balances, but contributing no interest income.
NOTE - Tax exempt interest income has been converted to a tax equivalent basis at the U.S. federal income tax rate of 34%.

                 See Notes to Consolidated Financial Statements

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY

               AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND RATES



                                             NINE MONTHS ENDED                             NINE MONTHS ENDED
                                            SEPTEMBER 30, 1997                             SEPTEMBER 30, 1996
                                       --------------------------------------------------------------------------------
                                             (1)         Interest       Average        (1)        Interest     Average
                                            Average      Income/       Interest      Average      Income/      Interest
(Dollars in thousands)                      Balance      Expense         Rate        Balance      Expense        Rate
-----------------------------------------------------------------------------------------------------------------------
INTEREST EARNING ASSETS:
 Loans:
  Mortgages ............................    $ 37,647    $  2,553         9.04%       $ 31,651     $  2,286        9.63%
  Installment ..........................       5,360         413        10.27           4,853          359        9.86
  Commercial ...........................      24,430       1,786         9.75          17,490        1,342       10.23
                                            --------    --------                     --------     --------
    Total loans ........................      67,437       4,752         9.40          53,994        3,987        9.85
                                            --------    --------                     --------     --------
 Securities available for sale:
  U.S. Treasury securities .............      10,597         479         6.03          11,351          492        5.78
  U.S. government agencies .............         545          26         6.36
  Municipal bonds ......................         281          15         7.12
  Other securities .....................         445          17         5.09             383           16        5.57
                                            --------    --------                     --------     --------
      Total available for sale .........      11,868         537         6.03          11,734          508        5.77
                                            --------    --------                     --------     --------

 Securities held to maturity:

  U.S. government agencies .............      18,187         879         6.44          18,445          915        6.61
  Municipal bonds ......................       4,032         207         6.85           4,194          206        6.55
  Other securities .....................         515          25         6.47             540           25        6.17
                                            --------    --------                     --------     --------
    Total held to maturity .............      22,734       1,111         6.52          23,179        1,146        6.59
                                            --------    --------                     --------     --------

 Deposits in banks .....................       3,425         150         5.84           2,430           97        5.32
                                            --------    --------                     --------     --------
      TOTAL ............................    $105,464       6,550         8.28        $ 91,337        5,738        8.38
                                            ========    ========                     ========     ========
INTEREST BEARING LIABILITIES:
 Deposits:
  NOW and super-NOW ....................    $ 10,494         169         2.15        $  8,431          125        1.98
  Savings and money market .............      25,968         533         2.74          23,847          490        2.74
  Certificates of deposit ..............      49,242       2,020         5.47          42,677        1,755        5.48
  Other time deposits ..................         200           8         5.33             200            9        6.00
                                            --------    --------                     --------     --------
    Total deposits .....................      85,904       2,730         4.24          75,155        2,379        4.22
 Other borrowed funds ..................         773          27         4.66             797           32        5.35
                                            --------    --------                     --------     --------
      TOTAL ............................      86,677       2,757         4.24          75,952        2,411        4.23
Non-interest bearing
 funds, net (2) ........................      18,787                                   15,385
                                            --------    --------                     --------     --------
TOTAL SOURCES TO FUND
EARNING ASSETS .........................    $105,464       2,757         3.49        $ 91,337        2,411        3.52
                                            ========    --------                     ========     --------
NET INTEREST/YIELD .....................                $  3,793         4.80%                    $  3,327        4.86%
                                                        ========                                  ========


(1) Average balances are daily averages

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


Date    November 14, 1997                             /s/ Thomas A. McCullough
    --------------------------------                 -------------------------
                                                     Thomas A. McCullough
                                                     President
                                                     Chief Executive Officer
                                                     Chief Financial Officer

Date    November 14, 1997                             /s/ Philip O. Farr
    --------------------------------                 -------------------
                                                     Philip O. Farr
                                                     Chief Accounting Officer