Form 10KSB
period 1997-12-31
GRANGE NATIONAL BANC CORP
filed 1998-04-01
CIK 763850

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1997
                          -----------------
                                       or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _________________________to_____________________
Commission File No. 0-13599
                   --------

                           Grange National Banc Corp.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

  Pennsylvania                                             23-2314065
-------------------------------                      ----------------------
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                       Identification Number)

198 E Tioga St., Tunkhannock, Pennsylvania                  18657
------------------------------------------                ----------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (717) 836-2100
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----
Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, par value $5.00
                         -----------------------------
                                (Title of class)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) if the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The Registrant's revenues for the year ending December 31, 1997 were $9,475,000.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 26 was $18,661,452. As of March 26, 1998, the Registrant had 363,300 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 1997 Annual Report to Shareholders are incorporated herein by reference in response to Part II hereof, and the definitive Proxy Statement relating to the 1998 Annual Meeting of Shareholders is incorporated by reference in response to Part III hereof.

     Transitional Small Business Disclosure Format: [ ] Yes [X] No

                                     PART I

Item 1: BUSINESS

General

     The Company is a Pennsylvania business corporation which is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). The Company was incorporated on October 2, 1984 for the purpose of acquiring the Grange National Bank (the "Bank") and thereby enabling the Bank to operate within a bank holding company structure. The Company became an active bank holding company on April 30, 1985 when it acquired the Bank. The Bank is a wholly-owned subsidiary of the Company.

     The Company's principal activities consist of owning and supervising the Bank, which engages in a full service commercial and consumer banking and trust business. The Bank has its principal banking office in Laceyville, Pennsylvania. It also presently has three branch offices in Wyoming County, Pennsylvania, two branch offices in Susquehanna County, Pennsylvania, two branch offices in Luzerne County, Pennsylvania and one branch office in Bradford County, Pennsylvania. The Bank has three automated teller machines ("ATM"). The Company, through the Bank, derives substantially all of its income from the furnishing of banking and banking-related services.

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

     As of December 31, 1997, the Company, on a consolidated basis, had total assets of $124,417,000, total deposits of $108,789,000, and total shareholder's equity of $12,638,000.

Grange National Bank

     The Bank was incorporated under the laws of the United States of America as a national bank in 1907 under its present name. Since that time, the Bank has operated as a banking institution doing business at several locations in Wyoming, Susquehanna, Bradford, and Luzerne Counties, Pennsylvania. The Bank is a member of the Federal Reserve System.

     As of December 31, 1997, the Bank had total assets of $124,125,000, total deposits of $108,794,000 and total shareholders' equity of $12,301,000. Its deposits are insured by the Bank Insurance Fund ("BIF") maintained by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum extent permitted by law.

     The Bank engages in a full service commercial and consumer banking and trust business. The Bank, with its main office at Main and Bee Streets, Laceyville, Pennsylvania, also provides services to its customers through its branch network of nine full service banks, which include drive-in facilities and bank-by-mail services. The bank's offices are located in Wyoming, Susquehanna, Bradford and Luzerne Counties, Pennsylvania. The Bank also has a free standing ATM located on route 29 south of Tunkhannock at the Wal-Mart store in Eaton Township, Wyoming County.

     The Bank's services include accepting time, demand and savings deposits, including NOW accounts, regular savings accounts, money market accounts, fixed rate certificates of deposit and club accounts. Its services also include making secured and unsecured commercial and consumer loans, financing commercial transactions either directly or through regional industrial development corporations or the Small Business Administration, making construction and mortgage loans and the renting of safe deposit facilities. Additional services include making residential mortgage loans, small business loans, new car and truck loans and student loans and providing discount brokerage services. The Bank's business loans include seasonal credit, collateral loans and term loans. Life insurance, accident and health insurance and annuities are available through Grange National Insurance Agency, a wholly owned subsidiary of the Bank.

     In September 1992, the Comptroller of the Currency approved the Bank's application for the establishment of a Trust Department. In July of 1993, the Bank began to exercise trust powers. The Bank has appointed a trust officer and retained the services of an attorney with estate planning experience to administer the services provided by the Trust Department. The Bank has recognized only minimal income from the Trust Department during 1996 and 1997. Management does not expect the department to generate net income for the next several years.

     The Bank has a relatively stable deposit base and no material amount of deposits is obtained from a single depositor or group of depositors (including Federal, state and local governments). The Bank has not experienced any seasonal fluctuations in the amount of its deposits.

     No significant portion of the Bank's loans are concentrated within any one business industry. Real estate loans however accounted for 69% of the Bank's loan portfolio at December 31, 1997 and 62% at December 31, 1996. Management believes this concentration is not serious in its rural agricultural location where commercial loan demand is minimal. Recognizing the potential adverse affect these loans could place on interest margins, the Bank has an adjustable rate mortgage which adjusts annually, as well as continuing to offer a three year adjustable mortgage. The Bank also continues to offer fixed rate mortgages for twenty years, and a ten year fixed rate at 1/2% under the twenty year rate. For the past three years, average mortgage loan balances have approximated 37% to 42% of the Bank's total average interest earning assets. At December 31, 1997 mortgage loans were approximately 41% of total interest earning assets.

     The Bank has no deposits or loans directly with foreign entities, and has a minimal amount of deposits made by persons working in foreign countries. The Bank's assets are not invested in foreign securities, Eurodollars or foreign loans.

Competition

     All phases of the Bank's business are highly competitive. The Bank's market area is the primary trade area of portions of Wyoming, Bradford, Susquehanna and Luzerne Counties, Pennsylvania with concentration in the Wyoming County area. The Bank competes with local commercial banks as well as other commercial banks with branches in the Bank's market area. The Bank considers its major competition to be Mellon Bank, headquartered in Pittsburgh, Pennsylvania, First Union Bank, headquartered in Charlotte, North Carolina, Peoples State Bank, headquartered in Wyalusing, Pennsylvania, Community Bank and Trust, headquartered in Forest City, Pennsylvania, Franklin First Saving Bank, headquartered in Wilkes-Barre, Pennsylvania, PNC, headquartered in Pittsburgh, Pennsylvania, Corestates Bank, headquartered in Philadelphia, Pioneer Bank, headquartered in Carbondale, Pennsylvania, Peoples National Bank, headquartered in Hallstead, Pennsylvania, and Northern Central Bank, headquartered in Williamsport, Pennsylvania..

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

     On June 21, 1993 legislation referred to as "Truth in Savings" became effective and is codified for banks in the Federal Reserve Bank's Regulation DD. "Truth in Savings" is intended to encourage comparative shopping for deposit products by consumers. Regulation DD applies to all consumer accounts and other qualifying accounts. Regulation DD regulates computation of interest, advertising content, notice of change of terms, and requirements of information to be disclosed when opening an account and in periodic statements. "Truth in Savings" has been compared to "Truth in Lending" regulations, both for what the legislation says it is trying to accomplish, and for the compliance burden and resulting costs for Banks and consumers.

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

     The Deposit Insurance Funds Act of 1996 (DIFA) passed by Congress and signed by the President, mandates banks to help pay the cost of the bonds issued by the "Financing Corporation" (FICO), which were used to finance the savings and loan bailout. The current annual cost to all Bank Insurance Fund (BIF) Members is 1.296 cents per $100 of deposits. Members of the Savings Association Insurance Fund (SAIF) are required to pay 6.48 cents per $100 of deposits. This assessment is expected to cost the Bank approximately $14,000 in 1998.

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

     FDICIA also provides that the federal regulators may take certain discretionary actions with respect to any institution that is undercapitalized, if it is determined the action is necessary to resolve the problems of the institution, at the least possible cost to the deposit insurance fund. These discretionary supervisory actions include: placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (which may include voting stock) or be acquired; placing restrictions on transactions with affiliates; restricting the interest rates the institution may pay on deposits; ordering a new election for the institution's board of directors; requiring that certain senior executive officers or directors be dismissed; prohibiting the payment of principal or interest on subordinate debt; prohibiting the holding company from making capital distributions without prior regulatory approval; and requiring the holding company to divest the institution or any other affiliate. If the insured depository institution is "undercapitalized", the parent bank holding company is required to guarantee that the institution will comply with any capital restoration plan submitted to and approved by the appropriate federal banking agency in an amount equal to the lesser of (i) 5% of the institution's total assets at the time the institution became undercapitalized, or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with the capital restoration plan. FDICIA also amends current law with respect to acceptance of brokered deposits by insured depository institutions to permit only a "well capitalized" depository institution to accept brokered deposits without regulatory approval.

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

Interstate Banking

     The "Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994" (the "Interstate Act"), among other things, permitted bank holding companies to acquire banks in any state one year after enactment. Effective June 1, 1997, a bank may merge with a bank in another state so long as both states have not opted out of interstate branching between the date of enactment and May 31, 1997. States were permitted to enact laws opting out of interstate branching before June 1, 1997, subject to certain conditions. States were also permitted to enact laws permitting interstate merger transactions before June 1, 1997 and host states were permitted to impose conditions on a branch resulting from an interstate merger transaction that occurs before June 1, 1997, if the conditions did not discriminate against out-of-state banks, were not preempted by Federal law and did not apply or require performance after May 31, 1997. Pennsylvania enacted laws opting in immediately to interstate merger and interstate branching transactions. Interstate acquisitions and mergers would both be subject, in general, to certain concentration limits and state entry rules relating to the age of the bank.

     Under the Interstate Act, the responsible federal regulatory agency is permitted to approve the acquisition of a branch of an insured bank by an out-of-state bank or bank holding company without the acquisition of the entire bank or the establishment of a "de novo" branch only if the law of the state in which the branch is located permits out-of-state banks to acquire a branch of a bank without acquiring the bank or permits out-of-state banks to establish "de novo" branches. Pennsylvania passed such a law.

     On July 3, 1997, the President signed into law an amendment to the Interstate Act which provides in general that branches of state-chartered banks that operate in other states will be covered by the laws of the chartering state, rather than the host state.

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

Employees

     As of December 31, 1997, the Company had a total of 77 full and part-time employees. The Company provides a variety of employment benefits and considers its relationship with its employees to be good.

Item 2: Properties

     The Company's main executive offices and financial operations center, which also serve as a branch bank, are located at 198 E. Tioga Street, Tunkhannock, Pennsylvania, which the Company owns. The Bank's main banking office is located at Main and Bee Streets in the borough of Laceyville, Wyoming County, Pennsylvania, which building is owned by the Company. In addition, the Company owns four additional properties where its other branches are located, at Route 267, Lawton, Pennsylvania, at the corner of U.S. Route 6 and Bridge Street, in the Borough of

Meshoppen, Pennsylvania, at the intersection of U.S. Routes 309 and 29 in Monroe Township, Pennsylvania, and on Main Street in Little Meadows, Pennsylvania. In 1996, the Bank purchased a former bank branch building, in Towanda, from Northern Central Bank and began operating a branch office there in November. The Bank has an operating lease with PNC to rent a former First Eastern Bank office as a branch office in Edwardsville, Pennsylvania, and a lease agreement a branch office in a shopping plaza in Trucksville, Luzerne County. During 1993 the Company purchased a property along U.S. Route 309 in Dallas Township for a branch office. The Company intends to place this parcel on the market for sale, as the Trucksville site is near this parcel and is a superior location for a branch office. The Company purchased a property in Laceyville, near the Bank's main office, to be used for additional operations of the Bank, and to rent to tenants.

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

Item 4:  Submission of Matters to a Vote of Security Holders

None

                                     PART II

Item 5: Market for the Registrant's Common Stock and Related Stockholder Matters

     Incorporated by reference from the section entitled "Common Stock Market Price, Book Value and Dividends" in the Company's Annual Report to Shareholders for the year ended December 31, 1997.

Item 6: Selected Financial Data

     Incorporated by reference from the section entitled "Selected Financial Data" in the Company's Annual Report to shareholders for the year ended December 31, 1997.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

     Incorporated by reference from the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for the year ended December 31, 1997.

Item 8: Financial Statements and Supplementary Data

     Incorporated by reference from the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 1997.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                    PART III

Item 10: Directors and Executive Officers of the Registrant

     Incorporated by reference from the Company's Proxy Statement relating to the 1998 Annual Meeting of Shareholders filed pursuant to General Instruction E(3) to Form 10-KSB.

Item 11: Executive Compensation

     Incorporated by reference from the Company's Proxy Statement relating to the 1998 Annual Meeting of Shareholders filed pursuant to General Instruction E(3) to Form 10-KSB.

Item 12: Security Ownership of Certain Beneficial Owners and Management

     Incorporated by reference from the Company's Proxy Statement relating to the 1998 Annual Meeting of Shareholders filed pursuant to General Instruction E(3) to Form 10-KSB.

Item 13: Certain Relationships and Related Transactions

     Incorporated by reference from the Company's Proxy Statement relating to the 1998 Annual Meeting of Shareholders filed pursuant to General Instruction E(3) to Form 10-KSB.

                                     PART IV

Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) Documents filed as part of this report:

          (1) Financial Statements. The following consolidated financial statements and the notes thereto of the Company, which are included in the Company's Annual Report to Shareholders for the year ended December 31, 1997, and the report of independent public accountants which is also included in such Annual Report, are incorporated herein by reference in to Item 8 of this Report:

     Consolidated Balance Sheets -
              December 31, 1997 and 1996

     Consolidated Statements of Income -
              Years ended December 31, 1997, 1996 and 1995

     Consolidated Statements of Cash Flows -
              Years ended December 31, 1997, 1996 and 1995

     Consolidated Statements of Shareholders' Equity -
              Years ended December 31, 1997, 1996 and 1995

     Notes to Consolidated Financial Statements

     Report of Independent Certified Public Accountants

          (2) Financial Statement Schedules. Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                                    Exhibits
                                    --------

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

          *10.1 Employee Stock Option Plan (Filed as Exhibit 10.1 to Grange National Banc Corp.'s Registration Statement on Form SB-2 (Registration No. 33-76838) filed with the Commission on March 24, 1994).

          *10.2     Non-employee Director Stock Option Plan (Filed as Exhibit
                    10.2 to Grange National Banc Corp.'s Registration Statement on Form SB-2 (Registration No. 33-76838) filed with the Commission on March 24, 1994).

          *10.3 Deferred Compensation Agreement with Thomas A. McCullough Filed as Exhibit 10.3 to Grange National Banc Corp.'s Registration Statement on Form SB-2 (Registration No. 33-76838) filed with the Commission on March 24, 1994).

          *10.4 Incentive Stock Option Plan (Filed with the 1996 Proxy Statement on April 1, 1996).

          13.1 Annual Report to Shareholders for the year ended December 31, 1997 (such report, except for those portions expressly incorporated by reference in this Annual Report on Form 10-K, is furnished for the information of the Commission and is not to be deemed filed as part of this Report).

          21.1 Subsidiaries of the Company (incorporated by reference from exhibit 21.1 to Grange National Banc Corp.'s Registration Statement on Form SB-2 (Registration Statement No. 33-76838) filed with the Commission on March 24, 1994).

          * Management contract or compensatory plan or arrangement

     (b) Reports on Form 8-K.

          No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

                 (Specific sections incorporated are identified
                         under applicable items herein)

     Certain portions of the Company's Annual Report to Shareholders for the year ended December 31, 1997 are incorporated by reference in Parts II and IV of this Report.

     With the exception of the information incorporated by reference in Parts II and IV of this Report, the Company's Annual Report to Shareholders for the year ended December 31, 1997 in not deemed "filed" with the Securities and Exchange Commission for any purpose.

     Certain portions of the Company's 1998 Proxy Statement filed in connection with its Annual Meeting of Shareholders are incorporated by reference in Part II of this Report.

     Other documents incorporated by reference are listed in the Exhibit Index.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     GRANGE NATIONAL BANC CORP.
                                                        (Registrant)


Date March 25, 1998                                  /s/ Robert C. Wheeler
     --------------                                  --------------------------
                                                     Robert C. Wheeler
                                                     (Chairman of the Board)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Robert C. Wheeler  3/25/98
---------------------------------                    --------------------------
Robert C. Wheeler      (Date)                        John W. Purtell     (Date)
Chairman of the Board                                Vice-Chairman and Director
Director


/s/ Sally A. Steele  3/25/98                         /s/ Brian R. Ace  3/25/98
---------------------------------                    --------------------------
Sally A. Steele        (Date)                        Brian R. Ace        (Date)
Secretary and Director                               Director


/s/ Thomas C. Burns  3/25/98                         /s/ R. Levi Tyler  3/25/98
---------------------------------                    --------------------------
Thomas C. Burns        (Date)                        R. Levi Tyler       (Date)
Director                                             Director


/s/ W. Kenneth Price  3/25/98                        /s/ Edward A. Coach 3/25/98
---------------------------------                    ---------------------------
W. Kenneth Price       (Date)                        Edward A. Coach     (Date)
Director                                             Director


/s/ Thomas A. McCullough  3/25/98                    /s/ Philip O. Farr 3/25/98
---------------------------------                    --------------------------
Thomas A. McCullough  (Date)                         Philip O. Farr      (Date)
President and Director                               Comptroller
Chief Executive Officer                              Chief Accounting Officer
Chief Financial Officer