Form 10QSB
period 1998-03-31
GRANGE NATIONAL BANC CORP
filed 1998-05-19
CIK 763850

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1998.


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


Commission file number 0-13664

                            GRANGE NATIONAL BANC CORP
          PENNSYLVANIA                                    23-2314065
 ------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or organization)


                   198 E. Tioga St., Tunkhannock, Pennsylvania
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (717) 836-2100
                                ---------------
              (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
            ---  ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 363,305


Transitional Small Business Disclosure Format (Check one): Yes      ;   No  X
                                                              ------      -----

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY

PART I.  FINANCIAL INFORMATION

ITEM 1.  Unaudited Financial Statements


                                                                                                              Page
                                                                                                              ----

         Consolidated Statements of Financial Position as
         of March 31, 1998 and December 31, 1997..................................................................2

         Consolidated Statements of Income and Comprehensive Income For the
         Three Months Ended March 31, 1998 and 1997...............................................................3

         Consolidated Statements of Changes to Stockholder's Equity For the Three Months
         Ended March 31, 1998 and 1997............................................................................4

         Consolidated Statements of Cash Flows For the Three Months ended
         March 31, 1998 and 1997..................................................................................5

         Notes to Consolidated Financial Statements...........................................................6 - 7

ITEM 2.  Management's Discussion and Analysis of Financial Condition.........................................8 - 11


PART II. OTHER INFORMATION:

ITEM 6.  Exhibits and Reports on Form 8-K........................................................................12



                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION,
                      March 31, 1998 and December 31, 1997

                                                                        1998                         1997
                                                                     (UNAUDITED)                   (AUDITED)
                                                                     -----------                   ---------
ASSETS:
  Cash and due from banks...................................         $2,125,865                   $2,514,202
  Interest bearing deposits.................................          7,284,570                    2,417,987
  Investment securities, available for sale (Note 3)........         12,749,416                   13,001,723
  Investment securities, held to maturity (fair
    value 1998, $22,376,000; 1997, $25,316,000).............         22,828,536                   25,205,836
  Loans, net of unearned interest...........................         79,254,168                   76,995,428
  Less:  allowance for loan losses..........................            819,205                      767,475
                                                                   ------------                 ------------
         Loans - net........................................         78,434,963                   76,227,953
  Bank premises and equipment - net.........................          2,992,790                    3,028,098
  Other real estate.........................................            236,533                      149,795
  Accrued interest and other assets.........................          1,713,077                    1,730,580
  Premium on deposits.......................................            136,203                      140,460
                                                                   ------------                 ------------
    TOTAL ASSETS............................................       $128,501,953                 $124,416,634
                                                                   ============                 ============

LIABILITIES:
  Domestic deposits:
    Non-interest bearing deposits...........................        $16,394,618                  $14,675,828
    Interest bearing deposits...............................         97,019,203                   94,112,851
                                                                   ------------                 ------------
      Total deposits........................................        113,413,821                  108,788,679
  Other borrowed funds......................................          1,238,952                    2,279,294
  Accrued interest and other liabilities....................            793,906                      710,857
                                                                   ------------                 ------------

      Total liabilities.....................................        115,446,679                  111,778,830
                                                                   ------------                 ------------

STOCKHOLDERS' EQUITY:
  Preferred stock authorized 1,000,000 shares of $5 par;
    None issued............................................
  Common stock authorized 5,000,000 shares of
    $5 par value; 363,305 shares issued and
    outstanding in 1997 and 1996 (Note 4)..................           1,816,525                    1,816,525
  Additional paid-in capital...............................           2,052,158                    2,052,158
  Retained earnings........................................           9,099,283                    8,685,313

  Accumulated other comprehensive income...................              87,500                       84,000
                                                                   ------------                 ------------
      Total................................................          13,055,466                   12,637,996

    Treasury stock, 8 shares at cost.......................                (192)                        (192)
                                                                   ------------                 ------------
      Total stockholders' equity...........................          13,055,274                   12,637,804
                                                                   ------------                 ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................        $128,501,953                 $124,416,634
                                                                   ============                 ============

                 See Notes to Consolidated Financial Statements

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)


                                                                                            Three Months Ended
                                                                                                 March 31
                                                                                       1998                      1997
                                                                                    ------------              ----------

Interest Income:
  Interest and fees on loans....................................................    $1,745,116                $1,445,045
  Interest and dividends
    on investment securities....................................................       589,094                   508,128
  Interest on deposits in banks.................................................        24,424                    30,194
                                                                                   -----------                ----------
          Total interest income.................................................     2,358,634                 1,983,367
                                                                                   -----------                ----------
Interest Expense:
  Interest on deposits..........................................................     1,014,738                   838,943
  Interest on borrowed funds....................................................        23,866                    11,323
                                                                                   -----------                ----------
          Total interest expense................................................     1,038,604                   850,266
                                                                                   -----------                ----------
        Net interest income.....................................................     1,320,030                 1,133,101
      Provision for loan losses.................................................        75,000                    30,000
                                                                                   -----------                ----------
        Net interest income after
          provision for loan losses.............................................     1,245,030                 1,103,101
                                                                                   -----------                ----------
Other Income:
  Service charges and other income..............................................       189,202                   132,819
                                                                                   -----------                ----------
          Total other income....................................................       189,202                   132,819
                                                                                   -----------                ----------
Other Expenses:
  Salaries and employee benefits................................................       431,290                   370,610
  Occupancy expense.............................................................        89,921                    63,762
  Equipment expense.............................................................        75,437                    55,457
  Other operating expense.......................................................       233,614                   241,323
                                                                                   -----------                ----------
          Total other expenses..................................................       830,262                   731,152
                                                                                   -----------                ----------
Income before income taxes......................................................       603,970                   504,768

Provision for income taxes......................................................       190,000                   143,000
                                                                                   -----------                ----------
Net income......................................................................      $413,970                  $361,768
                                                                                   -----------                ----------
Other comprehensive income, net of tax:
  Unrealized gains on securities:
     Unrealized holding gain (loss) arising during period.......................        $3,500                  ($76,000)
                                                                                   -----------                ----------
  Other comprehensive income....................................................        $3,500                  ($76,000)
Comprehensive income............................................................      $417,470                  $285,768
                                                                                   -----------                ----------
                                                                                   -----------                ----------
Earnings per share (Note 4).....................................................         $1.00                     $0.88
                                                                                   -----------                ----------
                                                                                   -----------                ----------
Weighted average common shares..................................................       412,754                   412,754






                 See Notes to Consolidated Financial Statements

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                                      1998                         1997
                                                                   -----------                  -----------
STOCKHOLDERS' EQUITY, January 1.......................             $12,637,804                  $10,939,858

COMMON STOCK, $5.00 PAR VALUE
Options exercised.....................................                                                5,145

ADDITIONAL PAID-IN CAPITAL
Options exercised.....................................                                               18,851

RETAINED EARNINGS
Net income............................................                 413,970                      361,768

ACCUMULATED OTHER COMPREHENSIVE INCOME
Other comprehensive income, net of tax................                   3,500                      (76,000)

TREASURY STOCK
Reissuance of common stock (3 shares).................                                                   50
                                                                   -----------                  -----------

STOCKHOLDERS' EQUITY, March 31.......................              $13,055,274                  $11,249,672
                                                                   ===========                  ===========

                 See Notes to Consolidated Financial Statements

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,                                                        1998                1997
------------------------------------                                                       ------              ------
OPERATING ACTIVITIES:
 Net income.....................................................................           $413,970             $361,767
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization................................................             73,107              194,653
   Provision for loan losses....................................................             75,000               30,000
   Decrease in deferred income taxes............................................             (5,000)             (45,900)
 Changes in operating assets and liabilities:
  Increase (decrease) in accrued interest income and other assets...............             22,503              (38,167)
  Increase in accrued interest expense and other liabilities....................             83,049              103,591
                                                                                         ----------           ----------
  NET CASH PROVIDED BY
   OPERATING ACTIVITIES.........................................................            662,629              605,944
                                                                                         ----------           ----------

INVESTING ACTIVITIES:
 Purchase bank premises and equipment...........................................            (33,542)            (454,902)
 Increase in other real estate..................................................            (86,738)
 Purchase of securities "available for sale"....................................           (473,612)            (540,948)
 Decrease in mortgage-backed securities "available for sale"....................            200,848
 Redemptions of securities "available for sale".................................            528,571               81,118
 Redemptions of securities "held to maturity"...................................          2,359,314            2,104,949
 Decrease (increase) in mortgage-backed securities "held to maturity"...........             17,986             (778,779)
 Increase in loans to customers.................................................         (2,282,010)          (2,721,043)
 Increase in deposits in banks..................................................         (4,866,583)          (5,205,317)
                                                                                         ----------           ----------
  NET CASH USED IN
   INVESTING ACTIVITIES.........................................................         (4,635,766)          (7,514,922)
                                                                                         ----------           ----------

FINANCING ACTIVITIES:
 Increase in deposits before interest credited..................................          3,828,323            6,421,564
 Decrease in borrowed funds.....................................................         (1,040,342)            (595,347)
 Interest credited to deposits..................................................            796,819              550,459
 Decrease in treasury stock.....................................................                                      50
 Issuance of common stock.......................................................                                  23,997
                                                                                         ----------           ----------
  NET CASH PROVIDED BY
   FINANCING ACTIVITIES.........................................................          3,584,800            6,400,723
                                                                                         ----------           ----------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS...............................................................           (388,337)            (508,255)

CASH AND CASH EQUIVALENTS, January 1............................................          2,514,202            2,566,232
                                                                                         ----------           ----------

CASH AND CASH EQUIVALENTS, March 31.............................................         $2,125,865           $2,057,977
                                                                                         ==========           ==========
SUPPLEMENTARY SCHEDULE OF CASH FLOW INFORMATION:
 Cash paid during the year for
  Interest......................................................................           $215,702             $162,868
  Income taxes..................................................................            $75,000             $225,000
 Non-cash investing activities:
  Unrealized gains (losses) on securities.......................................             $9,000            ($123,000)

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

3.  COMPREHENSIVE INCOME:

         In 1997, the Financial Accounting Standards Board issued Statement No. 130 "Reporting Comprehensive Income," which is effective for years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The purpose of reporting comprehensive income is to report a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Prior to the issuance of this statement, some of those changes in equity were displayed in a statement that reports the results of operations, while others were included directly in a statement of financial position. The 1997 financial statements have been restated where applicable to reflect the adoption of SFAS No. 130.

4.  STOCK OPTIONS:

         In January 1994, the Board adopted an Employee Stock Option Plan in which common stock options may be granted to all officers and key employees of the Company. The aggregate number of shares which may be issued upon exercise of the options under the plan is 20,000. Options are exercisable up to one-third in the second year after the date of grant, up to two-thirds in the third year after the date of grant and up to 100% in the fourth year after the date of grant, with options expiring at the end of ten years after the date of grant. Options were granted at various times during 1994, at prices ranging from $24.00 to $57.50 per share.

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

         The Board of Directors adopted an additional Stock Option Plan (the "Plan") in November 1995 covering the employees and directors. The Plan authorizes the grant of options to purchase not more than 56,105 shares of Common Stock under the Plan. Options granted under the Plan are intended to be either incentive stock options or nonstatutory stock options. As of April 30, 1998 options for 56,105 shares of Common Stock having an exercise price of $31.86 were outstanding (1,747 options did not vest and lapsed) and 6,702 shares were available for future option grants under the Plan. Of the 49,403 shares of Common Stock outstanding for options, 37,050 shares of Common Stock were issued as incentive stock options. The remaining shares outstanding for options were granted to each non-employee director equally as nonstatutory stock options.

         PREFERRED STOCK:

         The Company authorized 1,000,000 of preferred stock at $5 par value. At December 31, 1996 and March 31, 1997, no shares were issued nor outstanding.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION:

Net income for the three months ending March 31, 1998 totaled $414,000 which is a 14% increase over the $362,000 reported for the same period in 1997. Net interest income for the three months ending March 31, 1998 increased by $187,000 to $1,320,000 compared to $1,133,000 for the same period in 1997. This constitutes an increase of 17% over the previous year. Interest income for this period increased by $375,000 or 19% compared to 1997, and interest expense increased as well by $189,000 or 22% compared to 1997.

The increase in interest income has been principally from interest on loans which increased $300,000 or 21% compared to the same period last year. Interest income from investment securities increased by $81,000 or 16% compared to the same period last year. Interest rates on loans have remained fairly stable since March of 1997. Although the New York prime rate has not changed since March of 1997, competitive pressures have reduced the Bank's spread to the prime on new loans. Management has increased its purchases of longer term municipal bonds and purchased some mortgage-backed bonds to increase the yield of the bond portfolio. The municipal bonds currently being purchased, mostly have maturities of between eight and ten years, and are classified as "available for sale". If interest rates increase significantly these bonds could be sold. Interest on deposits in banks decreased by $6,000 from $30,000 to $24,000 due to lower balances and lower rates.

The increase in interest expense is due to the increase in interest bearing deposits during the first quarter of 1998 as compared to the first quarter of 1997, as well as a slight increase in the rate paid to depositors. The average total sources to fund earning assets increased by $15,909,000, from $99,417,000 to $115,326,000 in 1998, while the average interest rate increased from 3.42% to 3.60%, respectively.

The increase in deposits continues to provide funds for loans and liquidity. Loan demand during the first quarter was somewhat mild as loans increased $2,259,000 or 3% from $76,995,000 in at December 31, 1997 to $79,254,000 at
March 31, 1998. Loan demand appears to be picking up as the second quarter begins. Balances of investment securities declined during the first quarter with a decrease of $2,630,000 or 7% since December 31, 1997. Interest bearing deposits at banks increased by $4,867,000 to $7,285,000 from $2,418,000 due to deposits flowing in and management holding off on investing the funds due to low rates on securities, and increased loan demand is anticipated.

The provision for loan loss during the three months ending March 31, 1998 was $75,000 compared to $30,000 for the same period in 1997, as management tries to keep the allowance for loan losses in line with the size of the loan portfolio. The allowance for loan losses was $819,000 and $767,000 at March 31, 1998 and December 31, 1997, respectively. This represents 1.03% and 1.00% of total loans, 195% and 171% of non-performing loans, and 124% and 128% of non-performing assets, respectively. Management performs a quarterly analysis of the Bank's potential loan losses on a "worst case" basis. A loan review process is performed by an independent loan review officer on a continuing basis. This information is closely reviewed by the

Board of Directors and used to evaluate the adequacy of the loan loss reserve in order to provide coverage for identifiable losses, provide coverage for unexpected losses, and to keep the size of the reserves in proportion to the growing size of the loan portfolio. The following sets forth loans past due 90 days or more on which interest has continued to be accrued for March 31, 1998 and December 31, 1997.

                                   March 1998                 December 1997
                                               (In thousands)
Real estate mortgages                 $230                         $311
Commercial                              14                            1
Installment
                                      ----                         ----
                Total                 $244                         $312
                                      ====                         ====

Non-accrual loans increased from $136,000 at December 31, 1997 to $177,000 at March 31, 1998. The overall quality remains very good, and management expects non-performing assets to remain at substantially the same levels as a proportion of loans.

Investments in securities and deposits in banks increased by $2,237,000 or 6 % from December 31, 1997 to March 31, 1998. The average rate earned on available for sale, held to maturity and deposits in banks were 6.38%, 7.24% and 5.56% for the three months ended March 31, 1998, as compared to 5.95%, 6.64% and 5.44% for the three months ended March 31, 1997. As of March 31, 1998, the fair value of the Bank's investments classified as held to maturity exceeded their amortized value by $145,000, and the fair value of investments classified as available for sale exceeded their amortized value by $138,000. This is reflected as an increase in the Bank's equity of approximately $88,000, net of deferred tax effects.

Slightly lower interest rates at March 31, 1998 account for the unrealized gain on the available for sale securities reflected on the balance sheet. Rates are expected to change from day to day, but remain fairly level. This will result in minimal impact on the fair value of securities available for sale. As the Bank extends the length of the securities it purchases, interest rate changes will have greater impact on the fair value of those securities. This interest rate risk is offset by higher yields on the securities. The Bank continues to purchase short to moderate maturities, generally five to ten years for fixed rate securities.

Management continues to purchase only high quality investments to minimize credit risk to the value of the Bank's investments. There have been no adverse credit valuations on any of the investments. Although investment opportunities exist which will produce higher yields, they generally contain higher credit or interest rate risk.

The addition of loan, insurance agency and administrative employees, along with annual raises attributed to the increase in salary expense. In addition, numerous on going expenses associated with the February 1997 opening of the Back Mountain office and the January 1997 computer upgrade and associated software conversion did not begin to be expensed until after the first quarter of 1997. This accounts for the 1998 increase in salary, occupancy, and equipment expenses. Salaries and employee benefits have increased by $60,000 or 16% from $371,000 to

$431,000, occupancy expense increased $26,000 or 40% from $64,000 to $90,000 and equipment expense increased $20,000 or 36% from $55,000 to $75,000. Other operating expenses increased $7,000 or 3% from $241,000 to $234,000. During 1997 other operating expenses included approximately $49,000 in expenses for advertising associated with the opening of the Back Mountain office.

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

Since 1991 the Comptroller of the currency has required all national banks to meet certain "Risk Based Capital" standards. These standards weight certain assets based on the risk of the asset, and also includes certain off-balance sheet items. The table below sets forth the Bank's Tier 1 and Tier 2 capital, risk adjusted assets (including off-balance sheet items) and the Bank's risk-based capital ratios under the guidelines, for March 31, 1998 and December 31, 1997.

(In thousands, except ratios)                                   1998     1997
Tier I capital:
     Shareholders' equity.................................... $12,919   $12,414
Tier II capital:
     Loan loss reserve.......................................     819       767
                                                               ------   -------
Total Qualifying Capital..................................... $13,738   $13,181
                                                               ======    ======
Risk-adjusted assets (including off balance sheet items)..... $79,099   $76,937

Tier I Capital Ratio (4.00% required)........................   16.39%    16.14%
Total Capital Ratio (8.00% required).........................   17.37%    17.13%

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
               AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND RATES


                                                                  THREE MONTHS ENDED                       THREE MONTHS ENDED
                                                                    MARCH 31, 1998                           MARCH 31, 1997
                                                           ------------------------------------      ----------------------------
                                                              (1)         Interest    Average          (1)     Interest  Average
                                                            Average        Income/   Interest        Average    Income/  Interest
(Dollars in thousands)                                      Balance        Expense     Rate          Balance    Expense    Rate
----------------------                                    ---------       --------   --------       ---------  --------- ---------

INTEREST EARNING ASSETS:

 Loans:
  Mortgages............................................   $43,157             $952      8.82%        $35,942     $795     8.85%
  Installment..........................................     5,058              134     10.60           5,083      134    10.54
  Commercial...........................................    29,283              672      9.18          22,904      529     9.24
                                                         --------           ------                   -------    -----
    Total loans........................................    77,498            1,758      9.07          63,929    1,458     9.12
                                                         --------           ------                   -------    -----
 Securities available for sale:
  U.S. Treasury securities.............................     6,545               99      6.05          11,410      171     5.99
  U.S. government agencies.............................     3,598               58      6.45
  Municipal bonds......................................     2,232               42      7.53
 Other securities......................................       533                7      5.25             412        5     4.85
                                                         --------           ------                   -------    -----
      Total available for sale.........................    12,908              206      6.38          11,822      176     5.95
                                                         --------           ------                   -------    -----
 Securities held to maturity:

  U.S. government agencies.............................    17,662              320      7.25          17,333      280     6.46
  Municipal bonds......................................     4,039               65      6.44           3,740       70     7.49
  Other securities.....................................     2,120               35      6.60             388        6     6.19
                                                         --------           ------                   -------    -----
    Total held to maturity.............................    23,821              420      7.05          21,461      356     6.64
                                                         --------           ------                   -------    -----

 Deposits in banks.....................................     1,726               24      5.56           2,205       30     5.44
                                                         --------           ------                  -------     -----
      TOTAL............................................  $115,953            2,408      8.31         $99,417    2,020     8.13
                                                         --------           ------                   -------    -----
                                                         --------           ------                   -------    -----
INTEREST BEARING LIABILITIES:
 Deposits:
  NOW and super-NOW....................................   $11,185               58      2.07          $9,270       46     1.98
  Savings and money market.............................    26,554              179      2.70          24,618      167     2.71
  Certificates of deposit..............................    56,126              775      5.52          46,153      623     5.40
  Other time deposits..................................       200                3      6.00             200        3     6.00
                                                         --------           ------                   -------    -----
    Total deposits.....................................    94,065            1,015      4.32          80,241      839     4.18
 Other borrowed funds..................................     1,564               24      6.14             823       11     5.35
                                                         --------           ------                   -------    -----
      TOTAL............................................    95,629            1,039      4.35          81,064      850     4.19
Non-interest bearing
 funds, net (2)........................................    20,324                                     18,353
                                                         --------                                    -------
TOTAL SOURCES TO FUND
EARNING ASSETS.........................................  $115,953            1,039      3.58         $99,417      850     3.42
                                                         --------           ------                   -------    -----
                                                         --------           ------                   -------    -----

NET INTEREST/YIELD.....................................                     $1,369      4.72%                  $1,170     4.71%
                                                                            ------                             -----
                                                                            ------                             -----



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

                                           GRANGE NATIONAL BANC CORP.
                                           (Registrant)


Date       May 14, 1998                    /s/ Thomas A. McCullough
    -----------------------------              -------------------------
                                               Thomas A. McCullough
                                               President
                                               Chief Executive Officer
                                               Chief Financial Officer

Date       May 14, 1998                    /s/ Philip O. Farr
    -----------------------------              ------------------------
                                               Philip O. Farr
                                               Chief Accounting Officer