Form 10QSB
period 1998-06-30
GRANGE NATIONAL BANC CORP
filed 1998-08-18
CIK 763850

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998.


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

                                 (717) 836-2100
                                ----------------
              (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
            ---  ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 368,248


Transitional Small Business Disclosure Format (Check one): Yes      ;  No  X
                                                               -----     -----

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY



PART I.        FINANCIAL INFORMATION

ITEM 1.        Unaudited Financial Statements

                                                                                              Page
        Consolidated Statements of Financial Position as
        of June 30, 1998 and December 31, 1997...................................................2

        Consolidated Statements of Income and Comprehensive Income For the
        Three and Six Months Ended June 30, 1998 and 1997........................................3

        Consolidated Statements of Changes to Stockholder's Equity For the Six Months
        Ended June 30, 1998 and 1997.............................................................4

        Consolidated Statements of Cash Flows For the Six Months ended
        June 30, 1998 and 1997...................................................................5

        Notes to Consolidated Financial Statements...........................................6 - 7

ITEM 2.        Management's Discussion and Analysis of Financial Condition..................8 - 12


PART II.       OTHER INFORMATION:

ITEM 6.        Exhibits and Reports on Form 8-K.................................................13


                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF FINANCIAL POSITION, June 30, 1998
                             and December 31, 1997


                                                                                                1998                       1997
                                                                                             (UNAUDITED)                 (AUDITED)
                                                                                            -------------             -------------
ASSETS:
  Cash and due from banks ......................................................            $   2,571,805             $   2,514,202
  Interest bearing deposits ....................................................                8,611,303                 2,417,987
  Investment securities, available for sale (Note 3) ...........................               18,705,136                13,001,723
  Investment securities, held to maturity (fair value
    1998, $22,376,000; 1997, $25,316,000 .......................................               22,070,908                25,205,836
  Loans, net of unearned interest ..............................................               81,683,761                76,995,428
  Less:  allowance for loan losses .............................................                  862,414                   767,475
                                                                                            -------------             -------------
         Loans - net ...........................................................               80,821,347                76,227,953
  Bank premises and equipment - net ............................................                2,938,150                 3,028,098
  Other real estate ............................................................                  127,004                   149,795
  Accrued interest and other assets ............................................                1,722,154                 1,730,580
  Premium on deposits ..........................................................                  131,947                   140,460
                                                                                            -------------             -------------
    TOTAL ASSETS ...............................................................            $ 137,699,754             $ 124,416,634
                                                                                            =============             =============
LIABILITIES:

  Domestic deposits:
    Non-interest bearing deposits ..............................................            $  17,473,960             $  14,675,828
    Interest bearing deposits ..................................................              101,773,019                94,112,851
                                                                                            -------------             -------------
      Total deposits ...........................................................              119,246,979               108,788,679
  Other borrowed funds .........................................................                4,141,712                 2,279,294
  Accrued interest and other liabilities .......................................                  779,858                   710,857
                                                                                            -------------             -------------
      Total liabilities ........................................................              124,168,549               111,778,830
                                                                                            -------------             -------------
STOCKHOLDERS' EQUITY:
  Preferred stock authorized 1,000,000 shares of $5 par;
    None issued
  Common stock authorized 5,000,000 shares of
    $5 par value; 368,248 and 363,305 shares issued and
    outstanding in 1998 and 1997 (Note 4) ......................................                1,841,240                 1,816,525
  Additional paid-in capital ...................................................                2,279,059                 2,052,158
  Retained earnings ............................................................                9,303,478                 8,685,313
  Accumulated other comprehensive income .......................................                  107,500                    84,000
                                                                                            -------------             -------------
      Total ....................................................................               13,531,277                12,637,996

    Treasury stock, 3 and 8 shares in 1998 and 1997 at cost ....................                      (72)                     (192)
                                                                                            -------------             -------------
      Total stockholders' equity ...............................................               13,531,205                12,637,804
                                                                                            -------------             -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................................            $ 137,699,754             $ 124,416,634
                                                                                            =============             =============

                 See Notes to Consolidated Financial Statements

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)



                                                                          Three Months                         Six Months
                                                                             Ended                                Ended
                                                                            June 30                              June 30
                                                                ------------------------------        -----------------------------

                                                                    1998              1997               1998              1997
                                                                -----------        -----------        -----------       -----------
Interest Income:
  Interest and fees on loans ............................       $ 1,854,471        $ 1,563,868        $ 3,599,587       $ 3,008,913
  Interest and dividends
    on investment securities ............................           548,011            534,185          1,137,105         1,042,313
                                                                                                                0                 0
  Interest on deposits in banks .........................            54,762             49,037             79,186            79,231
                                                                -----------        -----------        -----------       -----------
          Total interest income .........................         2,457,244          2,147,090          4,815,878         4,130,457
                                                                -----------        -----------        -----------       -----------
Interest Expense:
  Interest on deposits ..................................         1,079,568            911,759          2,094,306         1,750,702
  Interest on borrowed funds ............................            11,090              7,076             34,956            18,399
                                                                -----------        -----------        -----------       -----------
          Total interest expense ........................         1,090,658            918,835          2,129,262         1,769,101
                                                                -----------        -----------        -----------       -----------
        Net interest income .............................         1,366,586          1,228,255          2,686,616         2,361,356
                                                                -----------        -----------        -----------       -----------
      Provision for loan losses .........................            50,000             30,000            125,000            60,000
        Net interest income after
          provision for loan losses .....................         1,316,586          1,198,255          2,561,616         2,301,356
                                                                -----------        -----------        -----------       -----------
Other Income:
  Service charges and other income ......................           194,483            167,334            383,685           300,153

  Gain (loss) on sale of other real estate...............           (24,961)                              (24,961)
                                                                -----------        -----------        -----------       -----------
          Total other income ............................           169,522            167,334            358,724           300,153
                                                                -----------        -----------        -----------       -----------
Other Expenses:
  Salaries and employee benefits ........................           446,361            398,248            877,651           768,858
  Occupancy expense .....................................            81,362             93,917            171,283           157,679
  Equipment expense .....................................            65,153             63,365            140,590           118,822
  Other operating expense ...............................           268,816            232,545            502,430           473,868
                                                                -----------        -----------        -----------       -----------
          Total other expenses ..........................           861,692            788,075          1,691,954         1,519,227
                                                                -----------        -----------        -----------       -----------

Income before income taxes ..............................           624,416            577,514          1,228,386         1,082,282
Provision for income taxes ..............................           194,000            189,000            384,000           332,000
                                                                -----------        -----------        -----------       -----------
Net income ..............................................       $   430,416        $   388,514        $   844,386       $   750,282
                                                                -----------        -----------        -----------       -----------

Other comprehensive income, net of tax:
  Unrealized gains on securities:
     Unrealized holding gain (loss) arising during period       $    20,000        $    67,100        $    23,500       ($    8,900)
                                                                -----------        -----------        -----------       -----------
  Other comprehensive income ............................       $    20,000        $    67,100        $    23,500       ($    8,900)

Comprehensive income ....................................       $   450,416        $   455,614        $   867,886       $   741,382
                                                                ===========        ===========        ===========       ===========
Earnings per share (Note 4) .............................       $      1.07        $      0.96        $      2.10       $      1.87
                                                                ===========        ===========        ===========       ===========
Weighted average common shares ..........................           403,578            403,578            401,970           401,970



                 See Notes to Consolidated Financial Statements

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997


                                                                                        1998               1997
                                                                                    ------------       ------------

STOCKHOLDERS' EQUITY, January 1 ................................................    $ 12,637,804       $ 10,939,858

COMMON STOCK, $5.00 PAR VALUE
Options exercised ..............................................................           7,850              6,860
Stock dividend $0.62 and $0.42 per share in 1998 and 1997,
     plus cash in lieu of fractional shares ....................................          16,865
ADDITIONAL PAID-IN CAPITAL
Options exercised ..............................................................          34,640             25,135
Stock dividend $0.62 and $0.42 per share in 1998 and 1997,
     plus cash in lieu of fractional shares ....................................         192,261
RETAINED EARNINGS
Stock dividend $0.62 and $0.42 per share in 1998 and 1997
     plus cash in lieu of fractional shares ....................................        (209,126)          (139,104)
Cash paid in lieu of fractional shares due to stock dividend ...................         (17,095)           (10,689)
Net income .....................................................................         844,386            750,282



ACCUMULATED OTHER COMPREHENSIVE INCOME
Other comprehensive income, net of tax .........................................          23,500            (11,900)

TREASURY STOCK
Reissuance of common stock (5 and 3 shares in 1998 and 1997, respectively ......             120                244
                                                                                    ------------       ------------
STOCKHOLDERS' EQUITY, June 30 ..................................................    $ 13,531,205       $ 11,699,790
                                                                                    ============       ============



                 See Notes to Consolidated Financial Statements

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30,                                            1998                      1997
                                                                           ------------              ------------
OPERATING ACTIVITIES:
Net income ............................................................   $    844,386              $    750,282
 Adjustments to reconcile net income to net cash
  provided by operating activities:

   Depreciation and amortization .......................................        137,700                   119,513
   Provision for loan losses ...........................................        125,000                    60,000
   Decrease in deferred income taxes ...................................       (119,500)                   (6,000)
 Changes in operating assets and liabilities:

  Increase (decrease) in accrued interest income and other assets ......         89,939                   108,884
  Increase in accrued interest expense and other liabilities ...........         69,001                   (13,236)
                                                                           ------------              ------------
  NET CASH PROVIDED BY
   OPERATING ACTIVITIES ................................................      1,146,526                 1,019,443
                                                                           ------------              ------------
INVESTING ACTIVITIES:
 Purchase bank premises and equipment ..................................        (47,752)                 (397,833)
 Increase in other real estate .........................................         22,791                    (3,300)
 Purchase of securities "available for sale" ...........................     (6,786,772)               (1,531,254)
 Decrease in mortgage-backed securities "available for sale ............        335,826
 Redemptions of securities "available for sale" ........................        817,533                 1,484,965
 Purchase of securities "held to maturity" .............................     (1,496,875)               (1,993,907)
 Redemptions of securities "held to maturity" ..........................      4,375,130                 2,541,630
 Decrease (increase) in mortgage-backed securities "held to maturity"...        256,673                (1,759,005)
 Increase in loans to customers ........................................     (4,718,394)               (7,493,945)
 Increase in deposits in banks .........................................     (6,193,316)               (5,786,174)
                                                                           ------------              ------------
  NET CASH USED IN
   INVESTING ACTIVITIES ................................................    (13,435,156)              (14,938,823)
                                                                           ------------              ------------
FINANCING ACTIVITIES:

 Increase in deposits before interest credited .........................      8,601,578                12,764,793
 Decrease in borrowed funds ............................................      1,862,418                  (646,889)
 Interest credited to deposits .........................................      1,856,722                 1,382,650
 Cash dividends paid ...................................................        (17,095)                  (10,689)
 Decrease in treasury stock ............................................            120                       244
 Issuance of common stock ..............................................         42,490                    31,995
                                                                           ------------              ------------
  NET CASH PROVIDED BY
   FINANCING ACTIVITIES ................................................     12,346,233                13,522,104
                                                                           ------------              ------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS ......................................................         57,603                  (397,276)
CASH AND CASH EQUIVALENTS, January 1 ...................................      2,514,202                 2,566,232
                                                                           ------------              ------------
CASH AND CASH EQUIVALENTS, June 30 .....................................   $  2,571,805              $  2,168,956
                                                                           ============              ============

SUPPLEMENTARY SCHEDULE OF CASH FLOW INFORMATION:
 Cash paid during the year for:
  Interest .............................................................   $    223,350              $    162,868
  Income taxes .........................................................   $    378,000              $    324,000
 Non-cash investing activities:
  Unrealized gains (losses) on securities ..............................   $     45,000              ($    18,000)
  Stock dividend .......................................................        209,126                   139,104

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

3. COMPREHENSIVE INCOME:

     In 1997, the Financial Accounting Standards Board issued statement No. 130
     - "Reporting Comprehensive Income," which is effective for years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The purpose of reporting comprehensive income is to report a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Prior to the issuance of this statement, some of those changes in equity were displayed in a statement that reports the results of operations, while others were included directly in a statement of financial position. The 1997 financial statements have been restated where applicable to reflect the adoption of SFAS No. 130.

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

     PREFERRED STOCK:

     The Company authorized 1,000,000 shares of preferred stock at $5 par value. At December 31, 1997 and June 30, 1998, no shares were issued nor outstanding.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION:

Net income for the three months ending June 30, 1998 totaled $430,000 which is a 11% increase over the $389,000 reported for the same period in 1997. Net interest income for the three months ending June 30, 1998 increased by $139,000 to $1,367,000 compared to $1,228,000 for the same period in 1997. This constitutes an increase of 11% over the previous year. Interest income for this period increased by $310,000 or 14% compared to 1997, and interest expense increased as well by $172,000 or 19% compared to 1997.

The increase in interest income has been principally from interest on loans which increased $290,000 or 19% compared to the same period last year. Interest income from investment securities increased by $14,000 or 3% compared to the same period last year. Interest rates on loans have trended steadily down since June of 1997. Although the New York prime rate has not changed since March of 1997, competitive pressures have reduced the Bank's spread to the prime on new loans. Management has increased its purchases of longer term municipal bonds and purchased some mortgage-backed bonds to increase the yield of the bond portfolio. The municipal bonds currently being purchased, mostly have maturities of between eight and ten years, and are classified as "available for sale". If interest rates increase significantly these bonds could be sold. Interest on deposits in banks increased by $6,000 from $49,000 to $55,000 due to higher balances.

The increase in interest expense is due to the increase in interest bearing deposits during the second quarter of 1998 as compared to the second quarter of 1997, as well as a slight increase in the rate paid to depositors. The average total sources to fund earning assets increased by $18,707,000, from $106,123,000 to $124,830,000 in 1998, while the average interest rate increased from 3.46% to 3.49%, respectively.

The increase in deposits continues to provide funds for loans and liquidity. Loan demand during the second quarter was steady as loans increased $4,689,000 or 6% from $76,995,000 in at December 31, 1997 to $81,684,000 at June 30, 1998.
Loan demand has increased and is expected to be strong during the third quarter. Balances of investment securities increased by $2,568,000 or 7% since December 31, 1997. Interest bearing deposits at banks increased by $6,193,000 to $8,611,000 from $2,418,000 due to deposits flowing in and redemptions of bonds. Strong loan demand during the third quarter should use most of these deposits.

The provision for loan loss during the three months ending June 30, 1998 was $50,000 compared to $30,000 for the same period in 1997, as management tries to keep the allowance for loan losses in line with the size of the loan portfolio. The allowance for loan losses was $862,000 and $767,000 at June 30, 1998 and December 31, 1997, respectively. This represents 1.06% and 1.00% of total loans, 134% and 171% of non-performing loans, and 112% and 128% of non-performing assets, respectively. Management performs a quarterly analysis of the Bank's potential loan losses on a "worst case" basis. A loan review process is performed by an independent loan review officer on a continuing basis. This information is closely reviewed by the Board of Directors and used to evaluate the adequacy of the loan loss reserve in order to provide coverage for identifiable losses, provide coverage for unexpected losses, and to keep the size of the reserves in proportion to the growing size of the loan portfolio. The following sets forth loans past due 90 days or more on which interest has continued to be accrued for June 30, 1998 and December 31, 1997.

                                             June 1998     December 1997
                                                   (In thousands)
         Real estate mortgages                   $247         $311
         Commercial                                45            1
         Installment                               28
                                                ----          ----
                       Total                     $320         $312
                                                 ====         ====

Non-accrual loans increased from $136,000 at December 31, 1997 to $325,000 at June 30, 1998. The overall quality remains very good, and management expects non-performing assets to remain at substantially the same levels as a proportion of loans.

Investments in securities and deposits in banks increased by $8,761,000 or 22 % from December 31, 1997 to June 30, 1998. The average rate earned on available for sale, held to maturity and deposits in banks were 6.32%, 5.50% and 5.66% for the three months ended June 30, 1998, as compared to 6.13%, 6.49% and 5.56% for the three months ended June 30, 1997. As of June 30, 1998, the amortized value of the Bank's investments classified as held to maturity exceeded their fair value by $84,000, and the fair value of investments classified as available for sale exceeded their amortized value by $169,000. This is reflected as an increase in the Bank's equity of approximately $108,000, net of deferred tax effects.

Lower interest rates at June 30, 1998 account for the unrealized gain on the available for sale securities reflected on the balance sheet. Rates are expected to continue their slow but steady decline. This will result in moderate increases of the fair value of securities available for sale. As the Bank extends the length of the securities it purchases, interest rate changes will have greater impact on the fair value of those securities. This interest rate risk is offset by higher yields on the securities. The Bank continues to purchase short to moderate maturities, generally eight to ten years for fixed rate securities.

Management continues to purchase only high quality investments to minimize credit risk to the value of the Bank's investments. There have been no adverse credit valuations on any of the investments. Although investment opportunities exist which will produce higher yields, they generally contain higher credit or interest rate risk.

The addition of loan, insurance agency and back office employees, along with annual raises attributed to the increase in salary expense. In addition, numerous on going expenses associated with the February 1997 opening of the Back Mountain office and the January 1997 computer upgrade and associated software conversion did not begin to be expensed until after the first quarter of 1997. This accounts for the 1998 increase in salary, occupancy, and equipment expenses. Salaries and employee benefits have increased by $48,000 or 12% from $398,000 to $446,000, occupancy expense decreased $13,000 or 14% from $94,000 to $81,000 and equipment expense decreased $2,000 or 3% from $65,000 to $63,000, and other operating expenses increased $36,000 or 15% from $233,000 to $269,000, for the three months ended June 30, 1997 as compared to the same period for 1996. The Bank has applied for permission to open an office at the Pine Mall in Wilkes-Barre, and expects to receive approval during the third quarter. This should increase expenses during the third and fourth quarters.

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

Since 1991 the Comptroller of the currency has required all national banks to meet certain "Risk Based Capital" standards. These standards weight certain assets based on the risk of the asset, and also includes certain off-balance sheet items. The table below sets forth the Bank's Tier 1 and Tier 2 capital, risk adjusted assets (including off-balance sheet items) and the Bank's risk-based capital ratios under the guidelines, for June 30, 1998 and December 31, 1997.


        (In thousands, except ratios)                                         1998        1997
        Tier I capital:
             Shareholders' equity.......................................... $13,508     $12,414
        Tier II capital:
             Loan loss reserve.............................................     862         767
                                                                            -------     -------
        Total Qualifying Capital........................................... $14,370     $13,181
                                                                            =======     =======
Risk-adjusted assets (including off balance sheet items)..........          $80,829     $76,937

Tier I Capital Ratio (4.00% required).....................................    16.14%      16.14%
Total Capital Ratio (8.00% required)......................................    17.14%      17.13%

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

                                             GRANGE NATIONAL BANC CORP.
                                             --------------------------
                                             (Registrant)


Date    August 14, 1998                       /s/ Thomas A. McCullough
    ------------------------------           -------------------------
                                             Thomas A. McCullough
                                             President
                                             Chief Executive Officer
                                             Chief Financial Officer

Date     August 14, 1998                      /s/ Philip O. Farr
    -------------------------------          -------------------
                                             Philip O. Farr
                                             Chief Accounting Officer


                                  GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
                            AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND RATES

                                   THREE MONTHS ENDED           THREE MONTHS ENDED
                                     JUNE 30, 1998                JUNE 30, 197
                              ---------------------------  -------------------------
                                (1)    Interest   Average    (1)   Interest  Average
                              Average  Income/    Interest Average Income/   Interest
(Dollars in thousands)        Balance  Expense    Rate     Balance Expense   Rate
                              -------  -------    -------  ------- -------   -------
INTEREST EARNING ASSETS:
 Loans:
  Mortgages.................   $44,491     $998     8.97%   $37,591    $850   9.04%
  Installment...............     4,774      131    10.98      5,306     135  10.18
  Commercial................    31,410      742     9.45     24,564     595   9.69
                              --------    -----            --------   -----
    Total loans.............    80,675    1,871     9.28     67,461   1,580   9.37
                              --------    -----            --------   -----
 Securities available for sale:
  U.S. Treasury securities..     7,619      113     5.93     12,044     182   6.04
  U.S. government agencies..     4,850       76     6.27
  Municipal bonds...........     3,158       56     7.09
  Other securities..........       642       12     7.48        477      10   8.39
                              --------    -----            --------   -----
      Total available for sa    16,269      257     6.32     12,521     192   6.13
                              --------    -----            --------   -----
 Securities held to maturity:

  U.S. government agencies..    18,240      234     5.13     18,187     293   6.44
  Municipal bonds...........     3,510       59     6.72      4,200      70   6.67
  Other securities..........     2,246       37     6.59        227       4   7.05
                              --------    -----            --------  ------
    Total held to maturity..    23,996      330     5.50     22,614     367   6.49
                              --------    -----            --------  ------
 Deposits in banks..........     3,890       55     5.66      3,527      49   5.56
                              --------    -----            --------  ------
      TOTAL.................  $124,830    2,513     8.05   $106,123   2,188   8.25
                              ========    -----            ========  ------
INTEREST BEARING LIABILITIES:
 Deposits:
  NOW and super-NOW.........   $10,582       60     2.27    $10,374      55   2.12
  Savings and money market..    28,877      201     2.78     26,403     181   2.74
  Certificates of deposit...    58,264      816     5.60     49,479     674   5.45
  Other time deposits.......       200        2     4.00        200       2   4.00
                              --------    -----            --------  ------
    Total deposits..........    97,923    1,079     4.41     86,456     912   4.22
 Other borrowed funds.......     1,224       11     3.59        770       7   3.64
                              --------    -----            --------  ------
      TOTAL.................    99,147    1,090     4.40     87,226     919   4.21
Non-interest bearing
 funds, net (2).............    25,683                       18,897
                              --------    -----            --------  ------
TOTAL SOURCES TO FUND
EARNING ASSETS..............  $124,830    1,090     3.49   $106,123     919   3.46
                              ========    -----            ========  ------
NET INTEREST/YIELD..........             $1,423     4.56%            $1,269   4.78%
                                         ======                      ======




                                       SIX MONTHS ENDED          SIX MONTHS ENDED
                                         JUNE 30, 1988             JUNE 30, 1997
                               -------------------------  -------------------------
                                 (1)    Interest Average    (1)    Interest  Average
                               Average  Income/  Interest Average  Income/   Interest
(Dollars in thousands)         Balance  Expense  Rate     Balance  Expense   Rate
                               -------  -------  -------- -------  -------   --------
INTEREST EARNING ASSETS:
 Loans:
  Mortgages.................   $44,005  $1,950    8.86%   $36,771   $1,645     8.95%
  Installment...............     5,557     265    9.54      5,195      269    10.36
  Commercial................    30,520   1,414    9.27     23,975    1,124     9.38
                              --------  ------           --------   ------
    Total loans.............    80,082   3,629    9.06     65,941    3,038     9.21
                              --------  ------           --------   ------
 Securities available for sale:
  U.S. Treasury securities..     7,087     212    5.98     11,730      353     6.02
  U.S. government agencies..     3,837     134    6.98
  Municipal bonds...........     2,647      98    7.40
  Other securities..........       602      19    6.31        453       15     6.62
                              --------  ------           --------   ------
      Total available for sa    14,173     463    6.53     12,183      368     6.04
                              --------  ------           --------   ------
 Securities held to maturity:

  U.S. government agencies..    17,423     554    6.36     17,765      573     6.45
  Municipal bonds...........     3,898     124    6.36      3,972      140     7.05
  Other securities..........     2,204      72    6.53        306       10     6.54
                              --------  ------           --------   ------
    Total held to maturity..    23,525     750    6.38     22,043      723     6.56
                              --------  ------           --------   ------
 Deposits in banks..........     2,671      79    5.92      2,697       79     5.86
                              --------  ------           --------   ------
      TOTAL.................  $120,451   4,921    8.17   $102,864    4,208     8.18
                              ========  ------           ========   ------
INTEREST BEARING LIABILITIES:
 Deposits:
  NOW and super-NOW.........   $11,446     118    2.06     $9,825      101     2.06
  Savings and money market..    27,993     380    2.71     25,515      348     2.73
  Certificates of deposit...    57,199   1,591    5.56     47,725    1,297     5.44
  Other time deposits.......       200       5    5.00        200        5     5.00
                              --------  ------           --------   ------
    Total deposits..........    96,838   2,094    4.32     83,265    1,751     4.21
 Other borrowed funds.......     1,445      35    4.84        797       18     4.52
                              --------  ------           --------   ------
      TOTAL.................    98,283   2,129    4.33     84,062    1,769     4.21
Non-interest bearing
 funds, net (2).............    22,168                     18,802
                              --------  ------           --------   ------
TOTAL SOURCES TO FUND
EARNING ASSETS..............  $120,451   2,129    3.54   $102,864    1,769     3.44
                              ========  ------           ========   ------
NET INTEREST/YIELD..........            $2,792    4.64%             $2,439     4.74%
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