Form 10QSB
period 1998-09-30
GRANGE NATIONAL BANC CORP
filed 1998-11-16
CIK 763850

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1998.


[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


Commission file number 0-13664

                            GRANGE NATIONAL BANC CORP


          PENNSYLVANIA                                  23-2314065
   -----------------------------             ---------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   Incorporation or organization)


                   198 E. Tioga St., Tunkhannock, Pennsylvania
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (717) 836-2100
                       ----------------------------------
              (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 740,917


Transitional Small Business Disclosure Format (Check one): Yes ____ ;   No   X

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY

PART I.  FINANCIAL INFORMATION

ITEM 1.  Unaudited Financial Statements

                                                                                                Page
                                                                                                ----
    Consolidated Statements of Financial Position as
    of September 30, 1998 and December 31, 1997.....................................................2

    Consolidated Statements of Income and Comprehensive Income For the
    Three and Nine Months Ended September 30, 1998 and 1997.........................................3

    Consolidated Statements of Changes to Stockholder's Equity For the Nine Months
    Ended September 30, 1998 and 1997...............................................................4

    Consolidated Statements of Cash Flows For the Nine Months ended
    September 30, 1998 and 1997.....................................................................5

    Notes to Consolidated Financial Statements..................................................6 - 7

ITEM 2.   Management's Discussion and Analysis of Financial Condition..........................8 - 12


PART II.  OTHER INFORMATION:

ITEM 6.   Exhibits and Reports on Form 8-K.........................................................13

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
                 Consolidated Statements of Financial Position,
                    September 30, 1998 and December 31, 1997



                                                                       1998                  1997
                                                                    (Unaudited)           (Audited)
                                                                    -----------           ---------
ASSETS:
  Cash and due from banks ..................................      $   2,093,164       $   2,514,202
  Interest bearing deposits ................................          4,572,219           2,417,987
  Investment securities, available for sale (Note 3) .......         25,338,977          13,001,723
  Investment securities, held to maturity (fair
    value 1998, $18,781,000; 1997, $25,316,000) ............         18,410,982          25,205,836
  Loans, net of unearned interest ..........................         86,665,142          76,995,428
  Less:  allowance for loan losses .........................            885,910             767,475
                                                                  -------------       -------------
         Loans - net .......................................         85,779,232          76,227,953
  Bank premises and equipment - net ........................          3,058,433           3,028,098
  Other real estate ........................................            135,040             149,795
  Accrued interest and other assets ........................          1,995,024           1,730,580
  Premium on deposits ......................................            127,690             140,460
                                                                  -------------       -------------
    TOTAL ASSETS ...........................................      $ 141,510,761       $ 124,416,634
                                                                  =============       =============
LIABILITIES:
  Domestic deposits:
    Non-interest bearing deposits ..........................      $  20,787,377       $  14,675,828
    Interest bearing deposits ..............................        102,908,471          94,112,851
                                                                  -------------       -------------
      Total deposits .......................................        123,695,848         108,788,679
  Other borrowed funds .....................................          2,655,524           2,279,294
  Accrued interest and other liabilities ...................            860,986             710,857
                                                                  -------------       -------------
      Total liabilities ....................................        127,212,358         111,778,830
                                                                  =============       =============
STOCKHOLDERS' EQUITY:
  Preferred stock authorized 1,000,000 shares of $5 par;
    None issued
  Common stock authorized 5,000,000 shares of
    $5 par value; 738,617 and 363,305 shares issued and
    outstanding in 1998 and 1997 (Note 4) ..................          3,693,085           1,816,525
  Additional paid-in capital ...............................            451,223           2,052,158
  Retained earnings ........................................          9,766,867           8,685,313
  Accumulated other comprehensive income ...................            387,300              84,000
                                                                  -------------       -------------
      Total ................................................         14,298,475          12,637,996

    Treasury stock, 6 and 16 shares in 1998 and 1997 at cost                (72)               (192)
                                                                  -------------       -------------
      Total stockholders' equity ...........................         14,298,403          12,637,804
                                                                  -------------       -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................      $ 141,510,761       $ 124,416,634
                                                                  =============       =============

                 See Notes to Consolidated Financial Statements

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)



                                                                      Three Months                     Nine Months
                                                                         Ended                            Ended
                                                                      September 30                     September 30
                                                                  1998            1997            1998            1997
                                                                  ----            ----            ----            ----
Interest Income:
  Interest and fees on loans ............................     $ 1,913,515     $ 1,696,598      $ 5,513,102    $ 4,705,511
  Interest and dividends
    on investment securities ............................         612,357         531,152        1,749,462      1,573,465
  Interest on deposits in banks .........................          62,891          70,706          142,077        149,937
                                                              -----------     -----------      -----------    -----------
          Total interest income .........................       2,588,763       2,298,456        7,404,641      6,428,913
                                                              -----------     -----------      -----------    -----------
Interest Expense:
  Interest on deposits ..................................       1,121,849         979,508        3,216,155      2,730,210
  Interest on borrowed funds ............................          32,934           8,574           67,890         26,973
                                                              -----------     -----------      -----------    -----------
          Total interest expense ........................       1,154,783         988,082        3,284,045      2,757,183
                                                              -----------     -----------      -----------    -----------
        Net interest income .............................       1,433,980       1,310,374        4,120,596      3,671,730
      Provision for loan losses .........................          75,000          55,000          200,000        115,000
                                                              -----------     -----------      -----------    -----------
        Net interest income after
          provision for loan losses .....................       1,358,980       1,255,374        3,920,596      3,556,730
                                                              -----------     -----------      -----------    -----------
Other Income:
  Service charges and other income ......................         200,792         165,296          584,477        465,449
  Gain (loss) on sale of securities .....................                          23,118                          23,118
  Gain (loss) on sale of other real estate ..............                                          (24,961)
                                                              -----------     -----------      -----------    -----------
          Total other income ............................         200,792         188,414          559,516        488,567
                                                              -----------     -----------      -----------    -----------
Other Expenses:
  Salaries and employee benefits ........................         468,679         415,280        1,346,330      1,184,138
  Occupancy expense .....................................         117,283          98,908          288,566        256,587
  Equipment expense .....................................          73,789          64,409          214,379        183,231
  Other operating expense ...............................         259,816         219,711          762,062        693,579
                                                              -----------     -----------      -----------    -----------
          Total other expenses ..........................         919,567         798,308        2,611,337      2,317,535
                                                              -----------     -----------      -----------    -----------

Income before income taxes ..............................         640,205         645,480        1,868,775      1,727,762
Provision for income taxes ..............................         177,000         209,000          561,000        541,000
                                                              -----------     -----------      -----------    -----------
Net income ..............................................     $   463,205     $   436,480      $ 1,307,775    $ 1,186,762
                                                              -----------     -----------      -----------    -----------
Other comprehensive income, net of tax:
  Unrealized gains on securities:
     Unrealized holding gain (loss) arising during period     $   279,800     $    48,500      $   303,300    $    36,600
                                                              -----------     -----------      -----------    -----------
  Other comprehensive income ............................     $   279,800     $    48,500      $   303,300    $    36,600
Comprehensive income ....................................     $   743,005     $   484,980      $ 1,611,075    $ 1,223,362
                                                              ===========     ===========      ===========    ===========
Earnings per share (Note 4) .............................     $      0.56     $      0.57      $      1.61    $      1.57
                                                              ===========     ===========      ===========    ===========
Weighted average common shares ..........................         824,880         762,592          810,743        755,922


                 See Notes to Consolidated Financial Statements

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                                                    1998              1997
                                                                    ----              ----

STOCKHOLDERS' EQUITY, January 1 ............................    $ 12,637,804     $ 10,939,858

COMMON STOCK, $5.00 PAR VALUE
Options exercised ..........................................          18,455            6,860
Stock dividend $0.62 and $0.42 per share in 1998 and 1997,
     plus cash in lieu of fractional shares ................          16,865           16,560
Stock split ................................................       1,841,240

ADDITIONAL PAID-IN CAPITAL
Options exercised ..........................................          48,044           25,135
Stock dividend $0.62 and $0.42 per share in 1998 and 1997,
     plus cash in lieu of fractional shares ................         192,261          122,544
Stock split ................................................      (1,841,240)

RETAINED EARNINGS
Stock dividend $0.62 and $0.42 per share in 1998 and 1997,
     plus cash in lieu of fractional shares ................        (209,126)        (139,104)
Cash paid in lieu of fractional shares due to
     stock dividend ........................................         (17,095)         (10,689)
Net income .................................................       1,307,775        1,186,762

ACCUMULATED OTHER COMPREHENSIVE INCOME
Other comprehensive income, net of tax .....................         303,300           36,600

TREASURY STOCK
Reissuance of common stock (5 and 3 shares in 1998
     and 1997, respectively, at cost) ......................             120              244
                                                                ------------     ------------
STOCKHOLDERS' EQUITY, September 30 .........................    $ 14,298,403     $ 12,184,770
                                                                ============     ============

                 See Notes to Consolidated Financial Statements

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



FOR THE NINE MONTHS ENDED SEPTEMBER 30,                                  1998                 1997
                                                                         ----                 ----
OPERATING ACTIVITIES:
 Net income ................................................        $  1,307,775         $  1,186,762
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization ...........................              206,550              178,769
   Provision for loan losses ...............................             200,000              115,000
   Decrease in deferred income taxes .......................              69,500               19,000
 Changes in operating assets and liabilities:
  Increase (decrease) in accrued interest income
     and other assets ......................................            (207,674)             (91,358)
  Increase in accrued interest expense and other liabilities              36,629               (7,537)
                                                                    ------------         ------------
  NET CASH PROVIDED BY
   OPERATING ACTIVITIES ....................................           1,612,780            1,400,636
                                                                    ------------         ------------
INVESTING ACTIVITIES:
 Purchase bank premises and equipment ......................            (236,885)            (444,193)
 Increase in other real estate .............................              14,755             (156,750)
 Purchase of securities "available for sale" ...............         (11,962,275)          (2,359,362)
 Decrease (increase) in mortgage-backed securities
     "available for sale" ..................................          (1,149,132)          (3,731,563)
 Sales of securities "available for sale" ..................                                3,755,046
 Redemptions of securities "available for sale" ............           1,129,464            1,995,173
 Purchase of securities "held to maturity" .................          (1,496,875)          (7,456,335)
 Redemptions of securities "held to maturity" ..............           8,035,056            4,714,278
 Decrease (increase) in mortgage-backed securities
     "held to maturity" ....................................             363,616           (1,759,005)
 Increase in loans to customers ............................          (9,751,279)         (11,735,050)
 Increase in deposits in banks .............................          (2,154,232)          (3,435,711)
                                                                    ------------         ------------
  NET CASH USED IN
   INVESTING ACTIVITIES ....................................         (17,366,741)         (20,613,472)
                                                                    ------------         ------------
FINANCING ACTIVITIES:
 Increase in deposits before interest credited .............          11,909,459           17,100,056
 Increase in borrowed funds ................................             376,230             (504,042)
 Interest credited to deposits .............................           2,997,710            2,513,403
 Cash dividends paid .......................................             (17,095)             (10,689)
 Decrease in treasury stock ................................                 120                  244
 Issuance of common stock ..................................              66,499               31,995
                                                                    ------------         ------------
  NET CASH PROVIDED BY
   FINANCING ACTIVITIES ....................................          15,332,923           19,130,967
                                                                    ------------         ------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS ..........................................            (421,038)             (81,869)

CASH AND CASH EQUIVALENTS, January 1 .......................           2,514,202            2,566,232
                                                                    ------------         ------------
CASH AND CASH EQUIVALENTS, September 30 ....................        $  2,093,164         $  2,484,363
                                                                    ============         ============
SUPPLEMENTARY SCHEDULE OF CASH FLOW INFORMATION:
 Cash paid during the year for:
  Interest .................................................        $    263,304         $    690,535
  Income taxes .............................................        $    569,000         $    346,553
 Non-cash investing activities:
  Unrealized gains (losses) on securities ..................        $    303,300         $     59,000
  Stock dividend ...........................................             209,126              139,104

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

4.  STOCK OPTIONS:

     In January 1994, the Board adopted an Employee Stock Option Plan in which common stock options may be granted to all officers and key employees of the Company. The aggregate number of shares which may be issued upon exercise of the options under the plan is 20,000. Options are exercisable up to one-third in the second year after the date of grant, up to two-thirds in the third year after the date of grant and up to 100% in the fourth year after the date of grant, with options expiring at the end of ten years after the date of grant. Options have been granted at various times since 1994, at prices ranging from $12.00 to $33.25 per share.

     The Board of Directors also adopted a Stock Option Plan for non-employee Directors which will be available to all non-employee members of the Board of Directors. The aggregate number of shares which may be issued upon exercise of the options under the Director's plan is 40,000 shares and are exercisable in part from time to time beginning one year after the date of grant and expiring ten years thereafter. The Plan provides for adjustments to the number of options to compensate for stock dividends and splits. Accordingly all effected figures have been adjusted to reflect stock dividends. April 1, 1994 and 1997, options to purchase 2,121 shares of common stock, at $11.32 and $20.38, per share, respectively, were automatically granted to each non-employee Director under this plan expiring April 1, 2004. Of these options, 2,058 have been exercised.

     The Board of Directors adopted an additional Stock Option Plan (the "Plan") in November 1995 covering the employees and directors. The Plan authorizes the grant of options to purchase not more than 115,611 shares of Common Stock under the Plan. Options granted under the Plan are intended to be either incentive stock options or nonstatutory stock options. As of October 30, 1998 options for 97,114 shares of Common Stock having an exercise price of $15.46 were outstanding (3,494 options did not vest and lapsed) and 18,497 shares were available for future option grants under the Plan. Of the 97,114 shares of Common Stock outstanding for options, 71,659 shares of Common Stock were issued as incentive stock options. The remaining shares outstanding for options were granted to each non-employee director equally as nonstatutory stock options.

     PREFERRED STOCK:

     The Company authorized 1,000,000 shares of preferred stock at $5 par value. At December 31, 1997 and September 30, 1998, no shares were issued nor outstanding.

5.  STOCK SPLIT:

     The Board of Directors declared a 2 for 1 stock split of the Company's common stock, effective July 31, 1998. All per share data has been adjusted to reflect the stock split.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION:

Net income for the three months ending September 30, 1998 totaled $463,000 which is a 6% increase over the $436,000 reported for the same period in 1997. Net interest income for the three months ending September 30, 1998 increased by $124,000 to $1,434,000 compared to $1,310,000 for the same period in 1997. This constitutes an increase of 9% over the previous year. Interest income for this period increased by $290,000 or 13% compared to 1997, and interest expense increased as well by $167,000 or 17% compared to 1997.

The increase in interest income has been principally from interest on loans which increased $217,000 or 13% compared to the same period last year. Interest income from investment securities increased by $81,000 or 15% compared to the same period last year. Interest rates on loans have trended steadily down since September of 1997. Although the New York prime rate did not change from March of 1997 until the end of September 1998, competitive pressures reduced the Bank's spread to the prime on new loans. The New York Prime dropped .25% on September 30 and another .25% on October 16, 1998, reflecting reductions by the Federal Reserve in the discount rate. Management has increased its purchases of longer term municipal bonds and purchased some mortgage-backed bonds to increase the yield of the bond portfolio. The municipal bonds currently being purchased, mostly have maturities of between eight and ten years, and are classified as "available for sale". If interest rates increase significantly these bonds could be sold. Interest on deposits in banks decreased by $8,000 from $71,000 to $63,000 due to lower balances and lower interest rates.

The increase in interest expense is due to the increase in interest bearing deposits during the third quarter of 1998 as compared to the third quarter of 1997. The average total sources to fund earning assets increased by $18,809,000, from $112,073,000 to $130,882,000 in 1998, while the average interest rate decreased slightly from 3.53% to 3.51%, respectively.

The increase in deposits continues to provide funds for loans and liquidity. Loan demand during the third quarter was brisk as loans increased $9,670,000 or 13% from $76,995,000 at December 31, 1997 to $86,665,000 at September 30, 1998.
Loan demand is expected to level off, but remain steady during the fourth quarter. Balances of investment securities increased by $5,542,000 or 15% since December 31, 1997. Interest bearing deposits at banks increased by $2,154,000 to $4,572,000 from $2,418,000 due to deposits flowing in and redemptions of bonds. Steady loan demand and slowing deposit growth during the fourth quarter should consume most of these deposits.

The provision for loan loss during the three months ending September 30, 1998 was $75,000 compared to $50,000 for the same period in 1997, as management tries to keep the allowance for loan losses in line with the size of the loan portfolio. The allowance for loan losses was $886,000 and $767,000 at September 30, 1998 and December 31, 1997, respectively. This represents 1.02% and 1.00% of total loans, 199% and 171% of non-performing loans, and 152% and 128% of non-performing assets, respectively. Management performs a quarterly analysis of the Bank's potential loan losses on a "worst case" basis. A loan review process is performed by an independent loan review officer on a continuing basis. This information is closely reviewed by the Board of Directors and used to evaluate the adequacy of the loan loss reserve in order to provide coverage for identifiable losses, provide coverage for unexpected losses, and to keep the size of the reserves in proportion to the growing size of the loan portfolio. The following sets forth loans past due 90 days or more on which interest has continued to be accrued for September 30, 1998 and December 31, 1997.

                                     September 1998          December 1997
                                                (In thousands)
    Real estate mortgages                $224                     $311
    Commercial                             20                        1
    Installment
                                         ----                     ----
                    Total                $244                     $312
                                         ====                     ====

Non-accrual loans increased from $136,000 at December 31, 1997 to $202,000 at September 30, 1998. The overall quality remains very good, and management expects non-performing assets to remain at substantially the same levels as a proportion of loans.

Investments in securities and deposits in banks increased by $7,696,000 or 19% from December 31, 1997 to September 30, 1998. The average rate earned on available for sale, held to maturity and deposits in banks were 6.31%, 6.46% and 5.67% for the three months ended September 30, 1998, as compared to 5.98%, 6.45% and 5.82% for the three months ended September 30, 1997. As of September 30, 1998, the amortized value of the Bank's investments classified as held to maturity exceeded their fair value by $370,000, and the fair value of investments classified as available for sale exceeded their amortized value by $591,000. This is reflected as an increase in the Bank's equity of approximately $387,000, net of deferred tax effects.

Lower interest rates at September 30, 1998 account for the unrealized gain on the available for sale securities reflected on the balance sheet. Rates are expected to continue their slow but steady decline. This will result in moderate increases of the fair value of securities available for sale. As the Bank extends the length of the securities it purchases, interest rate changes will have greater impact on the fair value of those securities. This interest rate risk is offset by higher yields on the securities. The Bank continues to purchase short to moderate maturities, generally eight to ten years for fixed rate securities.

Management continues to purchase only high quality investments to minimize credit risk to the value of the Bank's investments. There have been no adverse credit valuations on any of the investments. Although investment opportunities exist which will produce higher yields, they generally contain higher credit or interest rate risk.

The addition of loan, insurance agency, back office employees and the opening of the bank's tenth office at the Pine Mall in Wilkes-Barre, along with annual raises, attributed to the increase in salary expense. This accounts for the 1998 increase in salary, occupancy, and equipment expenses. Salaries and employee benefits have increased by $53,000 or 13% from $415,000 to $468,000, occupancy expense increased $18,000 or 18% from $99,000 to $117,000 and equipment expense increased $10,000 or 16% from $64,000 to $74,000, and other operating expenses increased $40,000 or 18% from $220,000 to $260,000, for the three months ended September 30, 1998 as compared to the same period for 1997.

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

Since 1991 the Comptroller of the currency has required all national banks to meet certain "Risk Based Capital" standards. These standards weight certain assets based on the risk of the asset, and also includes certain off-balance sheet items. The table below sets forth the Bank's Tier 1 and Tier 2 capital, risk adjusted assets (including off-balance sheet items) and the Bank's risk-based capital ratios under the guidelines, for September 30, 1998 and December 31, 1997.


     (In thousands, except ratios)                                          1998            1997
     Tier I capital:
          Shareholders' equity...........................................  $13,783         $12,414
     Tier II capital:
          Loan loss reserve...............................................     886             767
                                                                           -------         -------
     Total Qualifying Capital............................................. $14,669         $13,181
                                                                           =======         =======
Risk-adjusted assets (including off balance sheet items).................. $89,558         $76,937

Tier I Capital Ratio (4.00% required).....................................   15.97%          16.14%
Total Capital Ratio (8.00% required)......................................   16.38%          17.13%

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
               AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND RATES



                                              THREE MONTHS ENDED                         THREE MONTHS ENDED
                                              SEPTEMBER 30, 1998                          SEPTEMBER 30, 1997
                                        (1)         Interest        Average         (1)       Interest     Average
                                      Average        Income/       Interest       Average      Income/    Interest
(Dollars in thousands)                Balance        Expense         Rate         Balance      Expense      Rate
                                     --------       --------       --------      --------      --------   --------
INTEREST EARNING ASSETS:

 Loans:
  Mortgages ...................      $ 46,253      $    990           8.56%      $ 39,371      $    908      9.23%
  Installment .................         4,629           117          10.11          5,684           144     10.13
  Commercial ..................        33,876           828           9.78         26,764           662      9.89
                                     --------      --------                      --------      --------
    Total loans ...............        84,758         1,935           9.13         71,819         1,714      9.55
                                     --------      --------                      --------      --------
 Securities available for sale:
  U.S. Treasury securities ....         7,000           103           5.89          8,366           126      6.02
  U.S. government agencies ....         8,274           131           6.33          1,640            26      6.34
  Municipal bonds .............         5,992           105           7.01            828            15      7.25
  Other securities ............           654             7           4.28            462             2      1.73
                                     --------      --------                      --------      --------
      Total available for sale         21,920           346           6.31         11,296           169      5.98
                                     --------      --------                      --------      --------
 Securities held to maturity:

  U.S. government agencies ....        14,356           228           6.35         18,993           306      6.44
  Municipal bonds .............         3,083            53           6.88          4,157            67      6.45
  Other securities ............         2,317            38           6.56            927            15      6.47
                                     --------      --------                      --------      --------
    Total held to maturity ....        19,756           319           6.46         24,077           388      6.45
 Deposits in banks ............         4,448            63           5.67          4,881            71      5.82
                                     --------      --------                      --------      --------
      TOTAL ...................      $130,882         2,663           8.14       $112,073         2,342      8.36
                                     ========      --------                      ========      --------
INTEREST BEARING LIABILITIES:
 Deposits:
  NOW and super-NOW ...........      $ 13,382            76           2.27       $ 11,810            68      2.30
  Savings and money market ....        29,896           202           2.70         26,858           185      2.76
  Certificates of deposit .....        60,450           833           5.51         52,228           723      5.54
  Other time deposits .........           200             3           6.00            200             3      6.00
                                     --------      --------                      --------      --------
    Total deposits ............       103,928         1,114           4.29         91,096           979      4.30
 Other borrowed funds .........         2,787            33           4.74            724             9      4.97
                                     --------      --------                      --------      --------
      TOTAL ...................       106,715         1,147           4.30         91,820           988      4.30

Non-interest bearing
 funds, net (2) ...............        24,167                                      20,253
                                     --------                                    --------
TOTAL SOURCES TO FUND
EARNING ASSETS ................      $130,882         1,147           3.51       $112,073           988      3.53
                                     ========      --------                      ========      --------
NET INTEREST/YIELD ............                    $  1,516           4.63%                    $  1,354      4.83%
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

                 See Notes to Consolidated Financial Statements

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
               AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND RATES



                                               NINE MONTHS ENDED                             NINE MONTHS ENDED
                                               SEPTEMBER 30, 1998                            SEPTEMBER 30, 1997
                                     --------------------------------------      ---------------------------------------
                                       (1)         Interest       Average          (1)         Interest        Average
                                     Average       Income/        Interest        Average       Income/        Interest
(Dollars in thousands)               Balance       Expense          Rate          Balance       Expense          Rate
                                     -------       -------        --------       ---------      --------       --------
INTEREST EARNING ASSETS:
 Loans:
  Mortgages ...................      $ 44,762      $  2,940          8.76%        $ 37,647       $  2,553          9.04%
  Installment .................         5,245           382          9.71            5,360            413         10.27
  Commercial ..................        31,194         2,242          9.58           24,430          1,786          9.75
                                     --------      --------                       --------       --------
    Total loans ...............        81,201         5,564          9.14           67,437          4,752          9.40
                                     --------      --------                       --------       --------
 Securities available for sale:
  U.S. Treasury securities ....         7,059           315          5.95           10,597            479          6.03
  U.S. government agencies ....         5,551           265          6.37              545             26          6.36
  Municipal bonds .............         3,867           203          7.00              281             15          7.12
  Other securities ............           619            26          5.60              445             17          5.09
                                     --------      --------                       --------       --------
      Total available for sale         17,096           809          6.31           11,868            537          6.03
                                     --------      --------                       --------       --------
 Securities held to maturity:

  U.S. government agencies ....        16,165           782          6.45           18,187            879          6.44
  Municipal bonds .............         3,529           177          6.69            4,032            207          6.85
  Other securities ............         2,242           110          6.54              515             25          6.47
                                     --------      --------                       --------       --------
    Total held to maturity ....        21,936         1,069          6.50           22,734          1,111          6.52
                                     --------      --------                       --------       --------
 Deposits in banks ............         3,351           142          5.65            3,425            150          5.84
                                     --------      --------                       --------       --------
      TOTAL ...................      $123,584         7,584          8.18         $105,464          6,550          8.28
                                     ========      --------                       ========       --------
INTEREST BEARING LIABILITIES:
 Deposits:
  NOW and super-NOW ...........      $ 12,094           194          2.14         $ 10,494            169          2.15
  Savings and money market ....        28,635           582          2.71           25,968            533          2.74
  Certificates of deposit .....        58,226         2,424          5.55           49,242          2,020          5.47
  Other time deposits .........           200             8          5.33              200              8          5.33
                                     --------      --------                       --------       --------
    Total deposits ............        99,155         3,208          4.31           85,904          2,730          4.24
 Other borrowed funds .........         1,898            68          4.78              773             27          4.66
                                     --------      --------                       --------       --------
      TOTAL ...................       101,053         3,276          4.32           86,677          2,757          4.24
Non-interest bearing
 funds, net (2) ...............        22,531                                       18,787
                                     --------      --------                       --------       --------
TOTAL SOURCES TO FUND
EARNING ASSETS ................      $123,584         3,276          3.53         $105,464          2,757          3.49
                                     ========      --------                       ========       --------
NET INTEREST/YIELD ............                    $  4,308          4.65%                       $  3,793          4.80%
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

                                                     GRANGE NATIONAL BANC CORP.
                                  (Registrant)


Date    November 14, 1998                            /s/ Thomas A. McCullough
      --------------------------------                   ----------------------
                                                     Thomas A. McCullough
                                                     President
                                                     Chief Executive Officer
                                                     Chief Financial Officer

Date     November 14, 1998                           /s/ Philip O. Farr
      ---------------------------------                  ----------------------
                                                     Philip O. Farr
                                                     Chief Accounting Officer