Form 10KSB
period 1998-12-31
GRANGE NATIONAL BANC CORP
filed 1999-04-01
CIK 763850

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1998.
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ______________________ to ______________________

Commission file number 0-13599


                            GRANGE NATIONAL BANC CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          PENNSYLVANIA                                  23-2314065
   -----------------------------                    -------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   Incorporation or organization)                   Identification No.)


   198 E. Tioga St., Tunkhannock, Pennsylvania                    18657
   -------------------------------------------                  ----------
    (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code: (717) 836-2100
                                                    --------------
Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----
Securities registered pursuant to Section 12(b) of the Act:

                          Common Stock, par value $5.00
                          -----------------------------
                                (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registrant S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB, [ ]

     The Registrant's revenues for the year ending December 31, 1998 were $10,902,000.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 25 was $31,470,250. As of March 25, 1999, the Registrant had 760,957 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 1998 Annual Report to Shareholders are incorporated herein by reference in response to Part II hereof, and the definitive Proxy Statement relating to the 1999 Annual Meeting of Shareholders is incorporated by reference in response to Part III hereof.

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

     The Company's principal activities consist of owning and supervising the Bank, which engages in a full service commercial and consumer banking and trust and insurance sales. The Bank has its principal banking office in Laceyville, Pennsylvania. It also presently has four branch offices in Wyoming County, Pennsylvania, two branch offices in Susquehanna County, Pennsylvania, three branch offices office in Luzerne County, Pennsylvania and one branch office in Bradford County, Pennsylvania. The Bank has four automated teller machines ("ATM"). The Company, through the Bank, derives substantially all of its income from the furnishing of banking and banking-related services.

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

     As of December 31, 1998, the Company, on a consolidated basis, had total assets of $149,953,000, total deposits of $129,891,000, and total shareholder's equity of $14,767,000.

Grange National Bank

     The Bank was incorporated under the laws of the United States of America as a national bank in 1907 under its present name. Since that time, the Bank has operated as a banking institution doing business at several locations in Wyoming, Susquehanna, Bradford, and Luzerne Counties, Pennsylvania. The Bank is a member of the Federal Reserve System.

     As of December 31, 1998, the Bank had total assets of $149,645,000, total deposits of $129,902,000 and total shareholders' equity of $14,399,000. Its deposits are insured by the Bank Insurance Fund ("BIF") maintained by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum extent permitted by law.

     The Bank engages in a full service commercial and consumer banking and trust business. The Bank, with its main office at Main and Bee Streets, Laceyville, Pennsylvania, also provides services to its customers through its branch network of ten full service banks, which include drive-in facilities and bank-by-mail services. The bank's offices are located in Wyoming, Susquehanna, Bradford and Luzerne Counties, Pennsylvania.

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

     In September 1992, the Comptroller of the Currency approved the Bank's application for the establishment of a Trust Department. In July of 1993, the Bank began to exercise trust powers. The Bank has appointed a trust officer and retained the services of an attorney with estate planning experience to administer the services provided by the Trust Department. The Bank has recognized only minimal income from the Trust Department during 1997 and 1998. Management does not expect the department to generate net income for the next several years.

     The Bank has a relatively stable deposit base and no material amount of deposits is obtained from a single depositor or group of depositors (including Federal, state and local governments). The Bank has not experienced any seasonal fluctuations in the amount of its deposits.

     No significant portion of the Bank's loans are concentrated within any one business industry. Real estate loans however accounted for 72% of the Bank's loan portfolio at December 31, 1997 and 69% at December 31, 1997. Management believes this concentration is not serious in its rural agricultural location where commercial loan demand is minimal. Recognizing the potential adverse affect these loans could place on interest margins, the Bank has an adjustable rate mortgage which adjusts annually, as well as continuing to offer a three year adjustable mortgage. The Bank also continues to offer fixed rate mortgages for twenty years, and a ten year fixed rate at 1/2% under the twenty year rate. For the past three years, average mortgage loan balances have approximated 40% to 42% of the Bank's total average interest earning assets. At December 31, 1998 mortgage loans were approximately 42% of total interest earning assets.

     The Bank has no deposits or loans directly with foreign entities, and has a minimal amount of deposits made by persons working in foreign countries. The Bank's assets are not invested in foreign securities, Eurodollars or foreign loans.

Competition

     All phases of the Bank's business are highly competitive. The Bank's market area is the primary trade area of portions of Wyoming, Bradford, Susquehanna and Luzerne Counties, Pennsylvania with concentration in the Wyoming County area. The Bank competes with local commercial banks as well as other commercial banks with branches in the Bank's market area. The Bank considers its major competition to be Mellon Bank, headquartered in Pittsburgh, Pennsylvania, First Union Bank, headquartered in Charlotte, North Carolina, Peoples State Bank, headquartered in Wyalusing, Pennsylvania, Community Bank and Trust, headquartered in Forest City, Pennsylvania, M & T Bank, headquartered in Syracuse New York, PNC, headquartered in Pittsburgh, Pennsylvania, Pioneer Bank, headquartered in Carbondale, Pennsylvania, Peoples National Bank, headquartered in Hallstead, Pennsylvania, L A Bank, headquartered in Lake Ariel, Pennsylvania, Citizens and Northern, headquartered in Wellsboro, Pennsylvania, and Northern Central Bank, headquartered in Williamsport, Pennsylvania.

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

     The Company, as an affiliate of the Bank within the meaning of the Federal Reserve Act, is subject to certain restrictions under the Federal Reserve Act regarding extensions to it by the Bank, investments in the stock or other securities of the Company by the Bank and the use of the stock or other securities of the Company as collateral for loans by the Bank to any borrower. Further, under the Federal Reserve Act and the Federal Reserve Board regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of credit or provisions of property or services. These so-called "anti-tie-in provisions" generally provide that a bank may not extend credit, lease or sell property, or furnish any service, or fix or vary the consideration for any of the foregoing to a customer on the condition or requirement that the customer provide some additional credit, property or service to the bank, to the bank's holding company or to any other subsidiary of the bank's holding company or on the condition or requirement that the customer not obtain other credit, property or service from a competitor of the bank, the bank's holding company or any subsidiary of the bank's holding company.

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

     The Deposit Insurance Funds Act of 1996 (DIFA) passed by Congress and signed by the President, mandates banks to help pay the cost of the bonds issued by the "Financing Corporation" (FICO), which were used to finance the savings and loan bailout. The current annual cost to all Bank Insurance Fund (BIF) Members is 1.296 cents per $100 of deposits. Members of the Savings Association Insurance Fund (SAIF) are required to pay 6.48 cents per $100 of deposits. This assessment is expected to cost the Bank approximately $17,000 in 1999.

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

     Under the Interstate Act, the responsible federal regulatory agency is permitted to approve the acquisition of a branch of an insured bank by an out-of-state bank of bank holding company without the acquisition of the entire bank or the establishment of a "de novo" branch only if the law of the state in which the branch is located permits out-of-state banks to acquire a branch of a bank without acquiring the bank or permits out-of-state banks to establish "de novo" branches. Pennsylvania passed such a law.

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

Employees

     As of December 31, 1998, the Company had a total of 85 full and part-time employees. The Company provides a variety of employment benefits and considers its relationship with its employees to be good.

Item 2:  Properties

     The Company's main executive offices and financial operations center, which also serve as a branch bank, are located at 198 E. Tioga Street, Tunkhannock, Pennsylvania, which the Company owns. The Bank's main banking office is located at Main and Bee Streets in the borough of Laceyville, Wyoming County, Pennsylvania, which building is owned by the Company. In addition, the Company owns five additional properties where its other branches are located, at Route 267, Lawton, Pennsylvania, at the corner of U.S. Route 6 and Bridge Street, in the Borough of Meshoppen, Pennsylvania, at the intersection of U.S. Routes 309 and 29 in Monroe Township, Pennsylvania, at 198 E. Tioga St., Tunkhannock, Pennsylvania, on Main Street in Little Meadows, Pennsylvania, and at 400 Main Street, Towanda, Pennsylvania. The Bank has an operating lease with PNC to rent a former First Eastern Bank office as a branch office in Edwardsville, Pennsylvania, and a lease agreement a branch office in a shopping plaza in Trucksville, and at the Pine Mall in Wilkes-Barre, Luzerne County. During 1993 the Company purchased a property along U.S. Route 309 in Dallas Township for a branch office. The Company intends to place this parcel on the market for sale, as the Trucksville site is near this parcel and is a superior location for a branch office. The Company purchased a property in Laceyville, near the Bank's main office, to be used for additional operations of the Bank, and to rent to tennants.

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

Item 4:  Submission of Matters to a Vote of Security Holders

None

                                     PART II

Item 5: Market for the Registrant's Common Stock and Related Stockholder Matters

     Incorporated by reference from the section entitled "Common Stock Market Price, Book Value and Dividends" in the Company's Annual Report to Shareholders for the year ended December 31, 1998.

Item 6: Selected Financial Data

     Incorporated by reference from the section entitled "Selected Financial Data" in the Company's Annual Report to shareholders for the year ended December 31, 1998.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

     Incorporated by reference from the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for the year ended December 31, 1998.

Item 8: Financial Statements and Supplementary Data

     Incorporated by reference from the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 1998.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                    PART III

Item 10: Directors and Executive Officers of the Registrant

     Incorporated by reference from the Company's Proxy Statement relating to the 1999 Annual Meeting of Shareholders filed pursuant to General Instruction E(3) to Form 10-KSB.

Item 11: Executive Compensation

     Incorporated by reference from the Company's Proxy Statement relating to the 1999 Annual Meeting of Shareholders filed pursuant to General Instruction E(3) to Form 10-KSB.

Item 12: Security Ownership of Certain Beneficial Owners and Management

     Incorporated by reference from the Company's Proxy Statement relating to the 1999 Annual Meeting of Shareholders filed pursuant to General Instruction E(3) to Form 10-KSB.

Item 13: Certain Relationships and Related Transactions

     Incorporated by reference from the Company's Proxy Statement relating to the 1999 Annual Meeting of Shareholders filed pursuant to General Instruction E(3) to Form 10-KSB.

                                     PART IV

Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) Documents filed as part of this report:

         (1) Financial Statements. The following consolidated financial statements and the notes thereto of the Company, which are included in the Company's Annual Report to Shareholders for the year ended December 31, 1998, and the report of independent public accountants which is also included in such Annual Report, are incorporated herein by reference in to Item 8 of this Report:

     Consolidated Balance Sheets -
         December 31, 1998 and 1997

     Consolidated Statements of Income -
         Years ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Cash Flows Years ended December 31, 1998,
         1997 and 1996

     Consolidated Statements of Shareholders' Equity Years ended December 31,
         1998, 1997 and 1996

     Notes to Consolidated Financial Statements

     Report of Independent Certified Public Accountants

         (2) Financial Statement Schedules. Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                                    Exhibits


Number                                      Title

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

*10.3 Employment Contract with Thomas A. McCullough dated March 25, 1998, filed herein as Exhibit 10.3.

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

* Management contract or compensatory plan or arrangement

     (b) Reports on Form 8-K.

         No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

                 (Specific sections incorporated are identified
                         under applicable items herein)

     Certain portions of the Company's Annual Report to Shareholders for the year ended December 31, 1998 are incorporated by reference in Parts II and IV of this Report.

     With the exception of the information incorporated by reference in Parts II and IV of this Report, the Company's Annual Report to Shareholders for the year ended December 31, 1998 in not deemed "filed" with the Securities and Exchange Commission for any purpose.

     Certain portions of the Company's 1999 Proxy Statement filed in connection with its Annual Meeting of Shareholders are incorporated by reference in Part II of this Report.

     Other documents incorporated by reference are listed in the Exhibit Index.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GRANGE NATIONAL BANC CORP.
                                              (Registrant)


Date March 25, 1999                         /s/ Robert C. Wheeler
     --------------                             -------------------------------
                                                Robert C. Wheeler
                                                Chairman of the Board)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Robert C. Wheeler      3/25/99
----------------------------------          -----------------------------------
Robert C. Wheeler          (Date)           John W. Purtell             (Date)
Chairman of the Board                       Vice-Chairman and Director
Director


/s/ Sally A. Steele        3/25/99          /s/ Brian R. Ace            3/25/99
----------------------------------          -----------------------------------
Sally A. Steele            (Date)           Brian R. Ace                (Date)
Secretary and Director                      Director


/s/ Thomas C. Burns        3/25/99          /s/ R. Levi Tyler           3/25/99
----------------------------------          -----------------------------------
Thomas C. Burns            (Date)           R. Levi Tyler               (Date)
Director                                    Director


/s/ W. Kenneth Price       3/25/99          /s/ Edward A. Coach         3/25/99
----------------------------------          -----------------------------------
W. Kenneth Price           (Date)           Edward A. Coach             (Date)
Director                                    Director


/s/ Thomas A. McCullough   3/25/99          /s/ Philip O. Farr          3/25/99
----------------------------------          -----------------------------------
Thomas A. McCullough       (Date)           Philip O. Farr              (Date)
President and Director                      Comptroller
Chief Executive Officer                     Chief Accounting Officer
Chief Financial Officer

                           GRANGE NATIONAL BANC CORP.
                              Main and Bee Streets
                         Laceyville, Pennsylvania 18623


Dear Shareholders:

       The Annual Meeting of Shareholders of Grange National Banc Corp. will be held at 10:00 a.m. on May 7, 1999 at the Pink Apple Restaurant, 651 SR 6W, Tunkhannock, Pennsylvania.

       The items to be voted on at this meeting are listed in the attached proxy statement.

       Enclosed is a form of proxy for your use. We urge you to vote by signing the proxy, even though you plan to attend the meeting, and mailing it to us in the accompanying stamped envelope. Be sure it is signed exactly as the name or names appear on the proxy.

       A copy of our Annual Report for 1998 is enclosed.

                                            Sincerely yours,




                                            Robert C. Wheeler
                                            Chairman of the Board

April 5, 1999


Enclosures

                           GRANGE NATIONAL BANC CORP.
                              Main and Bee Streets
                         Laceyville, Pennsylvania 18623


                    NOTICE OF ANNUAL MEETING OF SHAREHOLDERS
                             to be held May 7, 1999


TO OUR SHAREHOLDERS;

       Notice is hereby given that the annual meeting of shareholders of GRANGE NATIONAL BANC CORP. ("Company") will be held on May 7, 1999 at 10 a.m. (prevailing time), at the Pink Apple Restaurant, 651 SR 6 W, Tunkhannock, Pennsylvania 18657, for the following purposes:

     1. To elect three Class 2 Directors named herein to serve for a three-year term as Directors of the Company, as more fully described in the accompanying Proxy Statement;

     2. To transact such other business as may properly come before this meeting or any postponement or adjournment thereof.

       The Board of Directors has fixed April 1, 1999 as the record date for the determination of shareholders entitled to vote at the annual meeting. Only shareholders of record at the close of business on that date will be entitled to notice of, and to vote at, the annual meeting.

       If the annual meeting is adjourned for one or more periods aggregating at least 15 days because of the absence of a quorum, those shareholders entitled to vote who attend the reconvened annual meeting, if less than a quorum as determined under applicable law, shall nevertheless constitute a quorum for the purpose of acting upon any matter set forth in this Notice of Annual Meeting.

       YOU ARE CORDIALLY INVITED TO ATTEND THE ANNUAL MEETING IN PERSON. WHETHER OR NOT YOU EXPECT TO ATTEND THE ANNUAL MEETING IN PERSON, YOU ARE URGED TO SIGN, DATE AND PROMPTLY RETURN THE ENCLOSED PROXY. A SELF-ADDRESSED ENVELOPE IS ENCLOSED FOR YOUR CONVENIENCE; NO POSTAGE IS REQUIRED IF MAILED IN THE UNITED STATES.


April 5, 1999                          By Order of the Board of Directors,


                                       Robert C. Wheeler, Chairman of the Board

                           GRANGE NATIONAL BANC CORP.
                              Main and Bee Streets
                         Laceyville, Pennsylvania 18623

                                 PROXY STATEMENT

       The accompanying proxy is solicited by and on behalf of the Board of Directors of Grange National Banc Corp. ("Company") for use at the annual meeting ("Annual Meeting") of shareholders to be held on May 7, 1999 at 10:00 a.m. (prevailing time) at the Pink Apple Restaurant, 651 SR 6 W, Tunkhannock, Pennsylvania 18657 and at any postponement or adjournment thereof. The approximate date on which this Proxy Statement and the accompanying form of proxy will first be sent or given to shareholders is April 7, 1999.

       Sending in a signed proxy will not affect the shareholders' right to attend the meeting and vote in person since the proxy is revocable. Any shareholder giving a proxy has the power to revoke it by, among other methods, giving written notice to the Secretary of the Company at any time before the proxy is exercised.

       The expense of the proxy solicitation will be borne by the Company. In addition to solicitation by mail, proxies may be solicited in person or by telephone, telegraph or teletype by directors, officers or employees of the Company and its bank subsidiary, Grange National Bank ("Bank") without additional compensation. Upon request by record holders of the Company's Common Stock, par value $5.00 per share ("Common Stock"), who are brokers, dealers, banks or voting trustees, or their nominees, the Company is required to pay the reasonable expenses incurred by such record holders for mailing proxy material and annual shareholder reports to any beneficial owners of Common Stock.

       A form of proxy is enclosed. If properly executed and received in time for voting, and not revoked, the enclosed proxy will be voted as indicated in accordance with the instructions thereon. If no directions to the contrary are indicated, the persons named in the enclosed proxy will vote all shares of the Company's Common Stock for election of all nominees for Class 2 Directors hereinafter named.

       The enclosed confers discretionary authority to vote with respect to any and all of the following matters that may come before the meeting: (i) matters which the Company does not know that are presented at the meeting; (ii) approval of the minutes of a prior meeting of shareholders, if such approval does not amount to ratification of the action taken at the meeting; (iii) the election of any person to any office for which a bona fide nominee is unable to serve or for good cause will not serve; (iv) any proposal omitted from this Proxy Statement and form of proxy pursuant to Rules 14a-8 or 14a-9 under the Securities Exchange Act of 1934, as amended; and (v) matters incident to the conduct of the meeting. In connection with such matters, the persons named in the enclosed form of proxy will vote in accordance with their best judgment.

       The Company is not aware of any matters which will be brought before the Annual Meeting (other than procedural matters) which are not referred to in the enclosed notice of the Annual Meeting.

       The Board of Directors has fixed April 1, 1999 as the record date ("Record Date") for the determination of shareholders entitled to vote at the Annual Meeting. Only shareholders of record on the Record Date are entitled to notice of, and to vote at, the Annual Meeting.

       The Company had 760,957 shares of Common Stock outstanding on the Record Date. The presence, in person or by proxy, of shareholders entitled to cast a majority of the votes which all shareholders are entitled to cast on a particular matter constitutes a quorum for the purpose of considering such matter. All shares of the Company's Common Stock present in person or represented by proxy and entitled to vote at the Annual Meeting, no matter how they are voted or whether the abstain from voting will be counted in determining the presence of a quorum. If the Annual Meeting is adjourned because of the absence of a quorum, those shareholders entitled to vote who attended the adjourned meeting, although constituting less than a quorum as provided herein, shall nevertheless constitute a quorum for the purpose of electing of directors. If the Annual Meeting is adjourned for one or more periods aggregating at least 15 days because of the absence of a quorum, those shareholders are entitled to vote who attend the reconvened Annual Meeting, if less than a quorum as determined under applicable law, shall nevertheless constitute a quorum for the purpose of acting upon any matter set forth in the Notice of Annual Meeting. Each share of Common Stock outstanding is entitled to one vote on each matter which may be brought before the Annual Meeting except for certain restrictions (hereinafter summarized).

       The election of directors will be determined by a plurality vote and the three nominees receiving the most "for" votes will be elected.

       Under the Pennsylvania Business Corporation Law, an abstention, withholding of authority to vote or broker non-vote will not have the same legal effect as an "against" vote and will not be counted in determining whether the proposal has received the required shareholder vote.

       Article 8 of the Company's Amended and Restated Articles of Incorporation, as amended, restricts the rights of a Person (as hereafter defined) to cast (or execute written consents with respect to) more than 10% of the total votes which all shareholders are entitled to cast at a meeting, unless authorized to do so by the Board of Directors and subject to such conditions as the Board of Directors may impose. The term "Person" includes not only individuals and entities, but also groups of individuals and entities who act together for the purpose of acquiring, holding, disposing of or voting Common Stock.

       The casting of votes by a Person as a proxy holder for other shareholders is not counted in computing the 10% limitation to the extent that the proxies so voted were revocable and were secured from other shareholders who are not members of a group which included such Person. Giving a revocable proxy to a Person does not in itself cause the shareholder giving the proxy to be a member of a group which includes such Person. Article 8 provides that the determination by the Board of Directors of the existence or membership of a group, and of a number of votes any Person or each member of a group is entitled to cast, is final and conclusive absent clear and convincing evidence of bad faith.

       In the event of a violation of Article 8 and in addition to other remedies afforded the Company, the judges of election cannot count votes cast in violation of Article 8 and the Company or its nominees have an option to acquire from the violator shares of Common Stock in excess of the 10% limit at prices which would in certain situations be lower than the current market price of such shares.

       The foregoing is a brief summary of Article 8 and is qualified and amplified in all respects by the exact provisions of the Amended and Restated Articles of Incorporation, as amended, a copy of which can be obtained in the same manner as the Company's Annual Report on Form 10-KSB for 1998. See "ANNUAL REPORT TO SHAREHOLDERS AND FORM 10-KSB".

                      SECURITY OWNERSHIP OF MANAGEMENT AND
                            CERTAIN BENEFICIAL OWNERS

       The following table sets forth, as of April 1, 1999, the beneficial ownership of the Company's Common Stock by each director and nominee for director of the Company, by each executive officer named in the Summary Compensation Table, and by the directors, nominees for directors and executive officers of the Company as a group. To the Company's knowledge, there is no other person who beneficially owned 5% or more of the Company's outstanding Common Stock as of April 1, 1999. Unless otherwise specified, all persons listed below have sole voting and investment power with respect to their shares.

                                         Amount of Common
     Name of Individual or              Stock Beneficially           Percent of
       Identity of Group                     Owned (a)                Class(a)
-------------------------------------------------------------------------------
Brian R. Ace                                 12,616(b)                  1.66%
Thomas C. Burns                              14,820(b)                  1.95%
Edward A. Coach                               2,473(c)                  0.33%
Thomas A. McCullough                         35,956(d)                  4.94%
W. Kenneth Price                             20,200(b)(e)               2.66%
John W. Purtell                              51,777(b)                  6.82%
     Box 70
     LeRaysville, PA  18829
Sally A. Steele                              12,499(b)                  1.65%
R. Levi Tyler                                19,914(b)                  2.62%
Robert C. Wheeler                            12,446(b)                  1.71%

Directors, Nominees, and Executive          218,481(f)                 25.66%
Officers as a Group (11 persons)

----------
(a) The securities "beneficially owned" by an individual are determined as of the Record Date in accordance with the definition of "beneficial ownership" set forth in the regulations of the Securities and Exchange Commission. Accordingly, they may include securities owned by or for, among others, the spouse and minor children of the individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire within 60 days after the Record Date. Beneficial ownership may be disclaimed as to certain of the securities.

(b) Includes 7,956 shares which may be acquired within 60 days upon the exercise of options granted under the Company's Non-Employee Director Stock Option Plan and the Company's Incentive Stock Option and Nonstatutory Stock Option Plan.

(c) Includes 2,061 shares which may be acquired within 60 days upon the exercise of options granted under the Company's Non-Employee Director Stock Option Plan.

(d) Includes 546 shares held by Mr. McCullough as a custodian for his children, 216 shares owned jointly with other relatives, 1082 shares held in street name and 23,040 shares which may be acquired within 60 days upon the exercise of options granted under the Company's Employee Stock Option Plan.


(e)  Includes 1626 shares owned individually by Mr. Price's spouse.

(f) Includes 101,458 shares which may be acquired within 60 days upon exercise of options.

                              ELECTION OF DIRECTORS

     As permitted under Pennsylvania law, the Articles of Incorporation of the Company provide for staggering the terms of office of the Company's directors by dividing the Board of Directors into three classes, with members of each class serving three-year terms. The Company's Articles of Incorporation further provide that the Board of Directors shall consist of not fewer than five nor more than 25 directors, with the exact number fixed by the Board of Directors. The Board of Directors currently consists of nine members.

     At the Annual Meeting, the shareholders will elect three Class 2 Directors to serve for a term of three years and until their successors are elected and qualified.

     The Board of Directors has designated the persons listed below to be nominees for election as Class 2 Directors. The nominees are being nominated to serve until the end of their terms and until their successors are elected and qualified. The Company has no reason to believe that any of the nominees will be unavailable for election; however, should any nominee become unavailable for any reason, the Board of Directors may designate a substitute nominee. The proxy agents intend (unless authority has been withheld) to vote for the election of the Company's nominees.

     A vote in favor of the three Class 2 directors nominated by the Board of Directors will also be deemed to be a vote in favor of having three Class 1 directors.

     The Bylaws of the Company require that nominations for Directors to be elected at an annual meeting of shareholders, except those made by management of the Company, must be submitted to the Secretary of the Company in writing not later than the close of business on the 20th day immediately preceding the date of the meeting. Such notification shall contain the following information to the extent known to the notifying shareholder: (a) name and address of each proposed nominee; (b) the principal occupation of each proposed nominee; (c) the total number of shares of capital stock of the Company that will be voted for each proposed nominee; (d) the name and residence address of the notifying shareholder; and (e) the number of shares of capital stock of the Company owned by the notifying shareholder. Nominations not made in accordance herewith may, in such officer's discretion, be disregarded by the presiding officer of the meeting, and upon the presiding officer's instruction, the vote talliers may disregard all votes cast for each nominee. In the event the same person is nominated by more than one shareholder, the nomination shall be honored, and all shares of capital stock of the Company shall be counted if at least one nomination for that person complies with this provision.

     The Company's Bylaws provide that every Director must be a shareholder of the Company and must own in the Director's name the number of shares (if any) required by law in order to qualify as such Director.

Information as to Directors and Nominees

     The following table contains certain information with respect to the nominees for Class 2 Directors.


                                                                              Year First Elected
                                                                                 or Appointed
                                        Principal Occupation                    Director of the
Name/Age as of Record Date               During Last 5 Years                    Company or Bank
------------------------------------------------------------------------------------------------
Thomas C. Burns, Age 64               Retired; Dentist                               1972

John W. Purtell, Age 69               President, S.F. Williams Inc.,                 1969
                                      automobile dealership.

Brian R. Ace, Age 44                  Owner of Laceyville Hardware Store             1992

     The following table contains certain information with respect to Class 3 Directors whose terms of office expire in 2000.


                                                                              Year First Elected
                                                                                 or Appointed
                                        Principal Occupation                    Director of the
Name/Age as of Record Date               During Last 5 Years                    Company or Bank
------------------------------------------------------------------------------------------------
Robert C. Wheeler, Age 70             Retired; Chief Executive Officer of            1988
                                      the Bank and the Company until 1990

Thomas A. McCullough, Age 52          President and Chief Executive Officer          1990
                                      of the Bank and the Company since 1991;
                                      previously Vice President of the Bank
                                      and the Company

Edward A. Coach, Age 50               Certified Public Accountant                    1997

     The following table contains certain information with respect to the nominees for Class 1 Directors whose term expires in the year 2001.


                                                                              Year First Elected
                                                                                 or Appointed
                                        Principal Occupation                    Director of the
Name/Age as of Record Date               During Last 5 Years                    Company or Bank
------------------------------------------------------------------------------------------------
W. Kenneth Price, Age 59                   Co-owner of Ken Mar
                                           Home Furnishings                          1992

R. Levi Tyler, Age 66                      Dairy Farmer                              1979

Sally A. Steele, Age 42                    Attorney                                  1991

Board of Directors, Committees and Attendance at Meetings

     During 1998, there were 15 meetings of the Board of Directors of the Company and 23 meetings of the Board of Directors of the Bank. All Directors attended more than 75% of the meetings of the Board of Directors and all Committee members attended more than 75% of their meetings.

     The Board has an Audit Committee consisting of Brian Ace, W. Kenneth Price, Edward Coach and Robert C. Wheeler, which was formed in January 1994. Prior to the formation of the Audit Committee, its function was performed by the Board of Directors as a whole. The purpose of the Audit Committee is to review all recommendations made by the Company's independent public accountants with respect to the accounting methods used and the system of internal controls followed by the Company and to advise the Board of Directors with respect thereto. The Audit Committee met once during 1998.

     The Company has a Compensation Committee consisting of Sally A. Steele, John W. Purtell, W. Kenneth Price, Thomas C. Burns and Thomas A. McCullough. The Compensation Committee makes recommendations to the Board with respect to the compensation of the officers and key employees, with the exception of Mr. McCullough whose compensation is determined by the Board of Directors as a whole. The Compensation Committee met one time during 1998.

     The Company has a Nomination Committee for nomination of new directors, consisting of W. Kenneth Price, Sally A. Steele and Robert C. Wheeler. The Nominating Committee did not meet during 1998.

Board of Directors Fees

     Members of the Board of Directors were compensated at the rate of $275.00 per meeting attended in 1998 and will be paid $300.00 per meeting attended in 1999. Nonemployee Trust Committee members were paid $100 per meeting in 1998 and will be paid $100 per meeting in 1999.

Directors Stock Options

     The Company has a Non-Employee Director Stock Option Plan pursuant to which each Director of the Company on April 1, 1994 received an option to purchase 2,142 shares of Common Stock, another option on April 1, 1997 to purchase an additional 2,142 shares of Common Stock, and pursuant to which each Director is entitled on April 1, 2000 to receive an additional option to purchase 2,142 shares of Common Stock or such lower number as then available divided by the number of persons eligible to receive options. In addition, each Non-Employee Director received in 1996 a grant of an option to purchase 3,673 shares of Common Stock under the Company's Incentive Stock Option and Nonstatutory Stock Option Plan which was approved at the 1996 Annual Meeting of shareholders.

Directors Deferred Income (DDI) Plan

     Directors are given the option of deferring their fees or accepting a cash payment. A non-qualified Directors Deferred Income (DDI) Plan has been implemented for those Directors who wish to participate in the Plan. Under the provisions of the DDI Plan, each Director is provided with the opportunity to defer all or a portion of his fees earned as a Director in return for a future payment by the Company to the Director of deferred fees plus interest. Under the provisions of the DDI Plan, the Company and each participating Director executes an agreement whereby the Director agrees to defer all or a portion of his fees for a five-year period. The agreement provides each participating Director with a deferred income payout (payable for a ten-year period) beginning at age 65 (or at the end of the five-year deferral period if the Director is age 60 or older at the beginning of the five-year deferral period). The agreement also provides each participating Director with a pre-payout death benefit, payable to the Director's named beneficiary for a ten-year period, should a participating Director die prior to the beginning of the deferred income payout. The DDI agreement may be amended by mutual written consent of both the Director and the Company, and the Company, upon written consent of the Director (or his beneficiary, if applicable) may accelerate payment of benefits in a lump-sum present-value payment. The DDI Plan is an unfunded plan, although the Company has the right to acquire investments to informally and indirectly provide funding for the future payments under the plan.

Directors' Performance Adjusted Plan

     The Board of Directors has designed and implemented a Directors' Performance Adjusted Plan which is designed to provide certain compensation to members of the Board of Directors. The plan establishes certain annual target goals of Return on Assets ("ROA") for the Bank and increases compensation to participating Directors based on the level of ROA reached by the Bank during the year. Target levels on ROA will be determined by the Board of Directors on an annual basis. Under the plan directors are eligible to receive annual fees ranging from $125 to $1,350 per director. For the Bank's performance in 1998, each Director received $904.92 under this plan.

Executive Compensation

     The following table sets forth all cash compensation paid by the Company and the Bank for services rendered in all capacities to the Company and the Bank during the fiscal years ended December 31, 1998, 1997 and 1996 to the President and Chief Executive Officer of the Company and the Bank, the only executive officer of the Company and the Bank whose salary and bonus exceeded $100,000 during the fiscal year ended December 31, 1998.

                           SUMMARY COMPENSATION TABLE


                                                                     Long Term
                                          Annual Compensation       Compensation
                                       -------------------------    ------------
                                                                     Securities
     Name and                                                        Underlying       All Other
Principal Position          Year       Salary          Bonus          Options        Compensation
-------------------------------------------------------------------------------------------------
Thomas A. McCullough,       1998       $90,000      $33,442(1)           0             $18,538(4)
   President and Chief      1997       $79,070      $31,977(2)           0             $17,535(4)
   Executive Officer        1996       $74,948      $36,368(3)           0             $15,844

----------
(1)  Represents bonus earned for 1998.

(2)  Represents bonus earned for 1997.

(3)  Represents bonus earned for 1996.

(4) Includes $7,535 contributed to Mr. McCullough's 401(k) retirement plan which is a benefit available to all employees as described in the Retirement Plan below. Also includes $1,549 which was the Bank's 25% matching contribution to the Retirement Plan. This figure also includes $2,741 representing a portion of the premium on a split-dollar life insurance policy on Mr. McCullough's life. The Bank pays the annual premium until Mr. McCullough's normal retirement. Upon termination or payment of a claim, the premiums paid by the Bank will be refunded to the Bank and Mr. McCullough or his family will receive the excess amount. Mr. McCullough also participates in the non-qualified Directors Deferred Income (DDI) Plan described above which is available to all Directors who wish to defer all or a portion of their Directors fees. During 1998 Mr. McCullough elected to defer $6,712 in Directors fees.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTIONS/SAR VALUES


        (a)                      (b)              (c)                    (d)                        (e)
                                                                 Number of Securities
                                                                      Underlying           Value of Unexercised
                                                                      Unexercised              In-the-Money
                                                                    Options/SARs at           Options/SARs at
                                Shares                                 FY-End(#)                 FY-End($)
                              Acquired on                            Exercisable/              Exercisable/
       Name                   Exercise(#)     Value Realized         Unexercisable             Unexercisable
--------------------------------------------------------------------------------------------------------------
Thomas A. McCullough             3000             $83,040            16,508/7,373            $553,878/$237,337


Retirement Plan

     On November 22, 1995 the Board of Directors approved the implementation of an Employee Stock Ownership Plan with 401(k) Provisions ("KSOP"), which replaced the Simplified Employee Pension Plan ("SEP") which was the retirement plan previously utilized by the Bank. The KSOP, which is a type of stock bonus plan, is a plan of deferred compensation in which Company contributions are used to provide participating employees with stock in Grange National Banc Corp. The KSOP also provides that participants may make contributions to the Plan on a before-tax basis, pursuant to provisions found under Section 401(k) of the Internal Revenue Code. Participants may elect to defer up to 15% of their compensation up to a maximum of $9,240. During 1998 the Company provided a matching contribution of 25% of employee contributions up to 6% of total compensation. The Company contributed $16,848 as matching contributions to employee deferrals during 1998. The Company also made an optional contribution to the plan of $77,820 during 1998 which represents 6% of gross salaries.

     The Company maintains a plan providing supplemental income for certain executive officers, including Thomas A. McCullough. The plan provides for the payment of a fixed annual benefit commencing at age 62, or later at the election of the Board of Directors and officer. As required by generally accepted accounting principles, the Company recognized an expense of $23,165 in 1998 and will recognize an expense of $25,366 in 1999 in connection with Mr. McCullough's benefit.

Employment Agreement

     The Company entered into an Employment Agreement on March 25, 1998 with Thomas A. McCullough, the President and Chief Executive Officer of the Company and the Bank. The Agreement provides for an initial term of three years expiring in March, 2001, but the term will be extended automatically for one additional year on each anniversary date of the date of commencement of the initial term, unless either the Company or Mr. McCullough gives contrary written notice to the other before such anniversary date. Under the Agreement, Mr. McCullough will receive a base annual salary as determined by the Board of Directors (but not less than $90,000), an annual bonus in the discretion of the Board, director's fees, the use of an automobile, and other employee benefits under the Company's benefit plans. If Mr. McCullough's employment is terminated by the Company or him due to Permanent Disability (as defined), by the Company without Cause (as defined), or by Mr. McCullough by reason of Constructive Discharge (as defined), Mr. McCullough shall be entitled to receive his base salary (except that any payments shall be offset by any amounts paid to him under the Company's disability program) and shall be entitled to group medical and other insurance benefits until the end of the term of employment. If Mr. McCullough's employment is terminated by the Company for Cause or by him for reasons other than Constructive Discharge or Permanent Disability, he shall receive no payment under the Agreement. In the event of the termination of Mr. McCullough's employment after a Change in Control (as defined) of the Company, he shall be entitled to receive an amount equal to three times the average aggregate annual salary, bonus and director's fees paid to him by the Company during the three calendar years preceding the taxable year in which the date of termination occurred, and he shall be entitled to continued medical and other insurance coverage for the three-year period following the termination. Mr. McCullough shall continue to receive the benefit of the split-dollar insurance agreement and the executive supplemental income plan described above. The Agreement also provides for the non-disclosure by Mr. McCullough of confidential information of the Company and contains his agreement not to compete with the Company during the term of employment or any severance period.

Other Transactions

     The Bank has had and expects to have in the future, loan and other banking transactions in the ordinary course of business with many of its Directors, executive officers and their associates. All extensions of credit to such persons have been made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and in the opinion of the management of the Bank, do not involve more than a normal risk of collectibility or present other unfavorable features.

Certain Filings

     Section 16(a) of the Securities Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of beneficial ownership and reports as to changes in beneficial ownership. Such persons are required to provide the Company with copies of all Section 16(a) forms they file. Based solely on the review of the copies of such reports furnished to the Company and representations that no other reports were required, the Company notes that during 1998, directors and executive officers filed untimely reports on transactions as follows: Thomas C. Burns, one report regarding one transaction.

                         INDEPENDENT PUBLIC ACCOUNTANTS

     The accounting firm of Daniel Kenia, P.C. acted as the Company's independent accountant for the fiscal year ended December 31, 1998. A representative of Daniel Kenia, P.C. is expected to be present at the Annual Meeting and to have the opportunity to make a statement, if he desires to do so, and is expected to be available to respond to appropriate questions.

                              SHAREHOLDER PROPOSALS

     Shareholder proposals regarding the 2000 Annual Meeting must be submitted to the Company by December 1, 1999.

                                  ANNUAL REPORT

     This Proxy Statement is accompanied by the Annual Report to Shareholders of the Company for the year ended December 31, 1998.

     EACH PERSON SOLICITED HEREUNDER CAN OBTAIN A COPY OF THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 REQUIRED TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WITHOUT CHARGE, EXCEPT FOR EXHIBITS TO THE REPORT, BY SENDING A WRITTEN REQUEST THEREFOR TO:

     Sally A. Steele, Secretary
     Grange National Banc Corp.
     Main and Bee Streets
     P.O. Box 56
     Laceyville, Pennsylvania 18623

                                            By Order of the Board of Directors


                                            Sally A. Steele, Secretary