Form 10QSB
period 1999-03-31
GRANGE NATIONAL BANC CORP
filed 1999-05-14
CIK 763850

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1999.

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


                                 (717) 836-2100
              ----------------------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 763,620
                                         -------

Transitional Small Business Disclosure Format (Check one): Yes   ; No X
                                                              ---    ---

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY

PART I.  FINANCIAL INFORMATION

ITEM 1.  Unaudited Financial Statements

                                                                           Page
                                                                           ----

         Consolidated Statements of Financial Position as
         of March 31, 1999 and December 31, 1998.........................   2

         Consolidated Statements of Income and Comprehensive Income
         For the Three Months Ended March 31, 1999 and 1998..............   3

         Consolidated Statements of Changes to Stockholder's Equity
         For the Three Months Ended March 31, 1999 and 1998..............   4

         Consolidated Statements of Cash Flows
         For the Three Months ended March 31, 1999 and 1998..............   5

         Notes to Consolidated Financial Statements...................... 6 - 7

ITEM 2.  Management's Discussion and Analysis of Financial Condition..... 8 - 13


PART II. OTHER INFORMATION:

ITEM 6.  Exhibits and Reports on Form 8-K................................  14

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
                 Consolidated Statements of Financial Position,
                      March 31, 1999 and December 31, 1998


                                                                                1999             1998
                                                                             (Unaudited)      (Audited)
--------------------------------------------------------------------------------------------------------
ASSETS:
  Cash and due from banks.................................................   $2,536,892       $2,615,466
  Interest bearing deposits...............................................    9,839,064        5,610,125
  Investment securities, available for sale (Note 3)......................   33,680,554       30,251,442
  Investment securities, held to maturity
    (fair value 1999, $15,031,000; 1998, $16,677,000).....................   14,893,663       16,454,603
  Loans, net of unearned interest.........................................   92,096,633       90,499,161
  Less: allowance for loan losses.........................................    1,012,520          940,150
                                                                           -----------------------------
         Loans - net......................................................   91,084,113       89,559,011
  Bank premises and equipment - net.......................................    3,097,716        3,135,784
  Other real estate.......................................................       87,798          107,789
  Accrued interest and other assets.......................................    2,378,482        2,080,598
  Intangible assets.......................................................      141,229          138,384
                                                                           -----------------------------
    TOTAL ASSETS.......................................................... $157,739,511     $149,953,202
                                                                           =============================
LIABILITIES:
  Domestic deposits:
    Non-interest bearing deposits.........................................  $20,953,457      $20,710,241
    Interest bearing deposits.............................................   13,513,839      109,181,088
                                                                           -----------------------------
      Total deposits......................................................  134,467,296      129,891,329
  Other borrowed funds....................................................    7,074,718        4,471,214
  Accrued interest and other liabilities..................................      937,813          823,343
                                                                           -----------------------------
      Total liabilities...................................................  142,479,827      135,185,886
                                                                           -----------------------------
STOCKHOLDERS' EQUITY:
  Preferred stock authorized 1,000,000 shares of $5 par;
    None issued...........................................................
  Common stock authorized 5,000,000 shares of $5 par value, 760,957
    and 751,558 shares issued and outstanding in 1999 and 1998 (Note 4)...    3,804,785        3,757,790
  Additional paid-in capital..............................................      828,565          731,661
  Retained earnings.......................................................   10,512,406       10,017,937
  Accumulated other comprehensive income..................................      114,000          260,000
                                                                           -----------------------------
 Total....................................................................   15,259,756       14,767,388

    Treasury stock, 6 shares in 1999 and 1998 at cost.....................          (72)             (72)
                                                                           -----------------------------
      Total stockholders' equity..........................................   15,259,684       14,767,316
                                                                           -----------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................           $157,739,511     $149,953,202
                                                                           =============================

                 See Notes to Consolidated Financial Statements

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
     Consolidated Statements of Income and Comprehensive Income (Unaudited)


Three Months Ended March 31,                                                    1999             1998
--------------------------------------------------------------------------------------------------------
Interest Income:
  Interest and fees on loans..............................................   $1,941,038       $1,745,116
  Interest and dividends
    on investment securities..............................................      681,214          589,094
  Interest on deposits in banks...........................................       56,942           24,424
                                                                             ---------------------------
          Total interest income...........................................    2,679,194        2,358,634
                                                                             ---------------------------
Interest Expense:
  Interest on deposits....................................................    1,126,831        1,014,738
  Interest on borrowed funds..............................................       63,712           23,866
                                                                             ---------------------------
          Total interest expense..........................................    1,190,543        1,038,604
                                                                             ---------------------------
        Net interest income...............................................    1,488,651        1,320,030
      Provision for loan losses...........................................       90,000           75,000
                                                                             ---------------------------
        Net interest income after provision for loan losses...............    1,398,651        1,245,030
                                                                             ---------------------------
Other Income:
  Service charges and other income........................................      201,284          189,202
  Gain (loss) on sale of securities.......................................
  Gain (loss) on sale of other real estate................................        5,979
                                                                             ---------------------------
          Total other income..............................................      207,263          189,202
                                                                             ---------------------------
Other Expenses:
  Salaries and employee benefits..........................................      490,710          431,290
  Occupancy expense.......................................................      105,350           89,921
  Equipment expense.......................................................       77,409           75,437
  Other operating expense.................................................      252,115          233,614
                                                                             ---------------------------
          Total other expenses............................................      925,584          830,262
                                                                             ---------------------------
Income before income taxes................................................      680,330          603,970
Provision for income taxes................................................      185,861          190,000
                                                                             ---------------------------
Net income................................................................     $494,469         $413,970
                                                                             ---------------------------
Other comprehensive income, net of tax:
  Unrealized gains on securities:
     Unrealized holding gain (loss) arising during period.................    ($146,000)          $3,500
                                                                             ---------------------------
  Other comprehensive income..............................................    ($146,000)          $3,500
Comprehensive income......................................................     $348,469         $417,470
                                                                             ===========================
Earnings per share (Note 4)...............................................        $0.58            $0.50
                                                                             ===========================
Weighted average common shares............................................      850,605          825,508

                  See Notes to Consolidate Financial Statements

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
     Consolidated Statements of Changes in Stockholders' Equity (Unaudited)


For the Three Months Ended March 31,                                            1999             1998
-------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY, January 1...........................................  $14,767,316      $12,637,804

COMMON STOCK, $5.00 PAR VALUE
Options exercised.........................................................       46,995

ADDITIONAL PAID-IN CAPITAL
Options exercised.........................................................       96,904

RETAINED EARNINGS
Net income................................................................      494,469          413,970

ACCUMULATED OTHER COMPREHENSIVE INCOME
Other comprehensive income, net of tax....................................     (146,000)           3,500
                                                                            ----------------------------
STOCKHOLDERS' EQUITY, March 31............................................  $15,259,684      $13,055,274
                                                                            ============================

                 See Notes to Consolidated Financial Statements

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows


For the Three Months Ended March 31,                                                 1999            1998
------------------------------------                                          ---------------------------
OPERATING ACTIVITIES:
 Net income.................................................................. $   494,469        $413,970
 Adjustments to reconcile net income to net cash
  provided by operating activities:

   Depreciation and amortization.............................................      77,250          73,107
   Provision for loan losses.................................................      90,000          75,000
   Increase (decrease) in deferred income taxes..............................     (71,000)         (5,000)
 Changes in operating assets and liabilities:

  Increase (decrease) in accrued interest income and other assets............    (171,729)         22,503

  Increase in accrued interest expense and other liabilities.................      56,470          83,049
                                                                              ---------------------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES..................................     475,460         662,629
                                                                              ---------------------------
INVESTING ACTIVITIES:
 Purchase bank premises and equipment........................................     (39,182)        (33,542)
 Decrease (increase) in other real estate....................................      19,991         (86,738)
 Purchase of securities "available for sale".................................  (3,983,608)       (473,612)
 Decrease (increase) in mortgage-backed securities "available for sale"......    (164,101)        200,848

 Redemptions of securities "available for sale"..............................     572,597         528,571
 Purchase of securities "held to maturity"...................................  (1,010,495)
 Redemptions of securities "held to maturity"................................   2,313,928       2,359,314
 Decrease (increase) in mortgage-backed securities "held to maturity"........     257,506          17,986
 Increase in loans to customers..............................................  (1,615,102)     (2,282,010)
 Increase in deposits in banks...............................................  (4,228,938)     (4,866,583)
                                                                              ---------------------------
  NET CASH USED IN INVESTING ACTIVITIES......................................  (7,877,404)     (4,635,766)
                                                                              ---------------------------
FINANCING ACTIVITIES:
 Increase in deposits before interest credited...............................   3,721,794       3,828,323
 Increase (decrease) in borrowed funds.......................................   2,603,504      (1,040,342)
 Interest credited to deposits...............................................     854,173         796,819

 Issuance of common stock....................................................     143,899
                                                                              ---------------------------
  NET CASH PROVIDED BY
   FINANCING ACTIVITIES......................................................   7,323,370       3,584,800
                                                                              ---------------------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS............................................................     (78,574)       (388,337)
CASH AND CASH EQUIVALENTS, January 1.........................................   2,615,466       2,514,202
                                                                              ---------------------------
CASH AND CASH EQUIVALENTS, March 31..........................................  $2,536,892      $2,125,865
                                                                              ===========================
SUPPLEMENTARY SCHEDULE OF CASH FLOW INFORMATION:
 Cash paid during the year for:
  Interest...................................................................    $237,908        $215,702
  Income taxes...............................................................    $108,000         $75,000
 Non-cash investing and financing activities:
  Unrealized gains (losses) on securities....................................   ($146,000)        $59,000

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

4.   STOCK OPTIONS:

     In January 1994, the Board adopted an Employee Stock Option Plan in which common stock options may be granted to all officers and key employees of the Company. The aggregate number of shares which may be issued upon exercise of the options under the plan is 42,483. Options are exercisable up to one-third in the second year after the date of grant, up to two-thirds in the third year after the date of grant and up to 100% in the fourth year after the date of grant, with options expiring at the end of ten years after the date of grant.

     The Board of Directors also adopted a Stock Option Plan for non-employee Directors which will be available to all non-employee members of the Board of Directors. The aggregate number of shares which may be issued upon exercise of the options under the Director's plan is 12,843 shares and are exercisable in part from time to time beginning one year after the date of grant and expiring ten years thereafter. The Plan provides for adjustments to the number of options to compensate for stock dividends and splits. Accordingly all effected figures have been adjusted to reflect stock dividends. April 1, 1994 and 1997, options to purchase 2,142 shares of common stock were automatically granted to each non-employee Director under this plan expiring April 1, 2004.

     The Board of Directors adopted an additional Stock Option Plan (the "Plan") in November 1995 covering the employees and directors. The Plan authorizes the grant of options to purchase not more than 117,818 shares of Common Stock under the Plan. Options granted under the Plan are intended to be either incentive stock options or nonstatutory stock options. As of April 30, 1999 options for 80,996 shares of Common Stock having an exercise price of $32.50 were outstanding (17,042 options did not vest and lapsed) and 17,780 shares were available for future option grants under the Plan. Of the 100,038 shares of Common Stock outstanding for options, 77,803 shares of Common Stock were issued as incentive stock options. The remaining shares outstanding for options were granted to each non-employee director equally as nonstatutory stock options. Pursuant to Section 422 of the Internal Revenue Code, shareholder approval is required for the incentive stock options to qualify for favorable tax treatment. Exercise prices of options granted under all plans are current prices at time of grant.

     PREFERRED STOCK:

     The Company authorized 1,000,000 of preferred stock at $5 par value. At December 31, 1998 and March 31, 1999, no shares were issued nor outstanding.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION:

Net income for the three months ending March 31, 1999 totaled $494,000 which is a 19% increase over the $414,000 reported for the same period in 1998. Net interest income for the three months ending March 31, 1999 increased by $169,000 to $1,489,000 compared to $1,320,000 for the same period in 1998. This constitutes an increase of 13% over the previous year. Interest income for this period increased by $320,000 or 14% compared to 1998, and interest expense increased as well by $152,000 or 15% compared to 1998.

The increase in interest income has been principally from interest on loans which increased $196,000 or 11% compared to the same period last year. Interest income from investment securities increased by $92,000 or 16% compared to the same period last year. Interest rates on loans have decrease steadily since March of 1998. Although the New York prime rate has not changed since March of 1998, competitive pressures have reduced the Bank's spread to the prime on new loans. Management has increased its purchases of longer term municipal bonds and purchased some mortgage-backed bonds to increase the yield of the bond portfolio. The municipal bonds currently being purchased, mostly have maturities of between eight and ten years, and are classified as "available for sale". If interest rates increase significantly these bonds could be sold. Interest on deposits in banks increased by $33,000 from $24,000 to $57,000 due to higher balances.

The increase in interest expense is due to the increase in interest bearing deposits during the first quarter of 1999 as compared to the first quarter of 1998. The average total sources to fund earning assets increased by $27,498,000, from $115,326,000 to $142,824,000 in 1999, while the average interest rate decreased from 3.60% to 3.34%, respectively.

The increase in deposits continues to provide funds for loans and liquidity. Loan demand during the first quarter was somewhat mild as loans increased $1,598,000 or 2% from $90,499,000 at December 31, 1998 to $92,097,000 at March
31, 1999. Loan demand appears to be picking up as the second quarter begins. Balances of investment securities increased during the first quarter by $1,958,000 or 4% since December 31, 1998. Interest bearing deposits at banks increased by $4,229,000 to $9,839,000 from $5,610,000 due to deposits flowing in and bonds being called or maturing. Management is purchasing mortgage backed pools and municipal bonds with the funds.

The provision for loan loss during the three months ending March 31, 1999 was $90,000 compared to $75,000 for the same period in 1998, as management tries to keep the allowance for loan losses in line with the size of the loan portfolio. The allowance for loan losses was $1,013,000 and $940,000 at March 31, 1999 and December 31, 1998, respectively. This represents 1.10% and 1.04% of total loans, 259% and 437% of non-performing loans, and 209% and 291% of non-performing assets, respectively. Management performs a quarterly analysis of the Bank's potential loan losses on a "worst case" basis. A loan review process is performed by an independent loan review officer on a continuing basis. This information is closely reviewed by the Board of Directors and used to evaluate the adequacy of the loan loss reserve in order to provide coverage for identifiable losses, provide coverage for unexpected losses, and to keep the size of the reserves in proportion to the growing size of the loan portfolio. The following sets forth loans past due 90 days or more on which interest has continued to be accrued for March 31, 1999 and December 31, 1998.

                                              March 1998      December 1997
                                              ----------      -------------
                                                     (In thousands)
     Real estate mortgages.................      $ 0               $ 1
     Commercial
     Installment...........................       23                 9
                                                 ---               ---
                           Total...........      $23               $10
                                                 ===               ===

Non-accrual loans increased from $205,000 at December 31, 1998 to $373,000 at March 31, 1999. The overall quality remains very good, and management expects non-performing assets to remain at substantially the same levels as a proportion of loans.

Investments in securities and deposits in banks increased by $6,167,000 or 12% from December 31, 1998 to March 31, 1999. The average rate earned on available for sale, held to maturity and deposits in banks were 6.27%, 6.64% and 5.57% for the three months ended March 31, 1999, as compared to 6.38%, 7.24% and 5.56% for the three months ended March 31, 1998. As of March 31, 1999, the amortized value of the Bank's investments classified as held to maturity exceeded their fair value by $137,000, and the amortized value of investments classified as available for sale exceeded their fair value by $186,000. This is reflected as an increase in the Bank's equity of approximately $114,000, net of deferred tax effects.

Slightly higher interest rates at March 31, 1999 account for the lower unrealized gain on the available for sale securities reflected on the balance sheet. Rates are expected to gradually rise during 1999. This will result in a slight impact on the fair value of securities available for sale. As the Bank extends the length of the securities it purchases, interest rate changes will have greater impact on the fair value of those securities. This interest rate risk is offset by higher yields on the securities. The Bank is purchasing moderate to long maturities, generally eight to twelve years for fixed rate securities. The Bank has a plan in place to sell certain securities depending upon how fast interest rates should rise. This will limit losses in the investment portfolio, and enable the Bank to take advantage of the higher rates.

Management continues to purchase only high quality investments to minimize credit risk to the value of the Bank's investments. There have been no adverse credit valuations on any of the investments. Although investment opportunities exist which will produce higher yields, they generally contain higher credit risk.

The addition of employees for the Pine Mall office, Trust Department and back office, along with annual raises attributed to the increase in salary expense. Costs associated with the Pine Mall

Office also attributed to the increased occupancy expense. Salaries and employee benefits have increased by $60,000 or 14% from $431,000 to $491,000 and occupancy expense increased $15,000 or 17% from $90,000 to $105,000. Equipment expense increased $2,000 or 3% from $75,000 to $77,000, and other operating expenses increased $18,000 or 8% from $234,000 to $252,000.

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

Since 1991 the Comptroller of the Currency has required all national banks to meet certain "Risk Based Capital" standards. These standards weight certain assets based on the risk of the asset, and also includes certain off-balance sheet items. The table below sets forth the Bank's Tier 1 and Tier 2 capital, risk adjusted assets (including off-balance sheet items) and the Bank's risk-based capital ratios under the guidelines, for March 31, 1999 and December 31, 1998.

     (In thousands, except ratios)                           1999       1998
                                                           -------    -------
     Tier I capital:
        Shareholders' equity.............................  $15,005    $14,369
     Tier II capital:
        Loan loss reserve................................    1,012        940
                                                           -------    -------
     Total Qualifying Capital............................  $16,017    $13,181
                                                           =======    =======
Risk-adjusted assets (including off balance sheet items). $101,731    $95,881

Tier I Capital Ratio (4.00% required)....................    15.00%     15.40%
Total Capital Ratio (8.00% required).....................    15.74%     15.97%

Year 2000 Impact

The Bank has a Year 2000 policy addressing the "Year 2000" Issue concerning computers and equipment using computer chips and their ability to recognize and process information based on dates in the year 2000 and beyond. If the computer chips do not recognize the dates in the Year 2000 accurately, certain problems may result, particularly those concerning calculations based on dates. Inaccuracies in interest accruals, payment and due dates or other unanticipated results such as computer shut downs or crashes may occur if the computers or equipment with computer chips can not properly recognize dates after December 31, 1999. The Bank's policy requires testing of all "mission critical" systems to determine if they will operate correctly in the year 2000. The Bank's policy also requires it to test systems (hardware and software) used to interface with other systems, as well as to determine the Year 2000 readiness of systems of its partners which provide mission critical services to the Bank.

The Bank's policy addresses five major components: (1) Awareness; (2) Assessment; (3) Renovation; (4) Validation and Testing; and (5) Implementation. The Bank has completed the first three phases, and tested all mission critical systems. Test results of all mission critical systems except one have been validated. The final system's test results are being reviewed currently and should be complete by the end of May 1999.

The Bank is developing contingency plans in the event vendors of mission critical systems fail to be Year 2000 ready in time, or unexpected problems occur. At this time the Bank can not estimate the cost, if any, that might be required to implement such contingency plans.

The Bank anticipates that its total Year 2000 related costs will not exceed $30,000. This estimate is based on current information and includes costs for review and testing by third parties. The estimate may change as the Bank progresses with its Year 2000 program and obtains additional information with and conducts further testing with third parties. Lost interest income may be the Bank's largest Year 2000 expense, as it builds its cash holdings in anticipation of customer demand. The Bank has not yet determined how much cash it will need to meet the demand. At this time, no significant problems have arisen concerning Year 2000 issues.

The Office of the Comptroller of the Currency, which is the bank's primary regulator, has been conducting Year 2000 compliance examinations. The failure to implement an adequate Year 2000 program can be identified as an unsafe and unsound banking practice. The OCC has established an examination procedure which contains three categories of ratings: "Satisfactory", "Needs Improvement", and "Unsatisfactory". Banks that receive a Year 2000 rating of Unsatisfactory may be subject to formal enforcement action, supervisory agreements, cease and desist orders, civil money penalties, or the appointment of a conservator. In addition, the OCC will be taking into account Year 2000 compliance programs when reviewing applications and may deny an application based on Year 2000 related issues. Failure of the Bank to adequately prepare for Year 2000 issues could negatively impact the Bank's operations, including the impositions of restrictions on its operations by the OCC.

Although the Bank has no reason to believe that it will suffer systems disruptions due to the Year 2000 issue, and is confident that it will not, there can be no assurance that partial or total systems interruptions or the costs necessary to update hardware and software would not have a material adverse effect on the Bank's business, financial condition, results of operations, and business prospects.

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
               Average Balances, Interest Income/Expense and Rates


Three months ended,                                  March 31, 1999                         March 31, 1998
-------------------                        ---------------------------------      ---------------------------------
                                              (1)        Interest    Average         (1)       Interest     Average
                                            Average      Income/    Interest       Average     Income/     Interest
(Dollars in thousands)                      Balance      Expense      Rate         Balance     Expense       Rate
-------------------------------------------------------------------------------------------------------------------
INTEREST EARNING ASSETS:
 Loans:
  Mortgages............................     $46,950      $  988       8.42%       $ 43,157     $  952        8.82%
  Installment..........................       3,440          90      10.47           5,058        134       10.60
  Commercial...........................      41,752         890       8.53          29,283        672        9.18
                                           --------------------                   -------------------
    Total loans........................      92,142       1,968       8.54          77,498      1,758        9.07
                                           --------------------                   -------------------
 Securities available for sale:
  U.S. Treasury securities.............       5,392          79       5.86           6,545         99        6.05
  U.S. government agencies.............      15,755         255       6.47           3,598         58        6.45
  Municipal bonds......................       8,446         140       6.63           2,232         42        7.53
  Other securities.....................         662                                    533          7        5.25
                                           --------------------                   -------------------
      Total available for sale.........      30,255         474       6.27          12,908        206        6.38
                                           --------------------                   -------------------
 Securities held to maturity:
  U.S. government agencies.............      10,246         173       6.75          17,662        320        7.25
  Municipal bonds......................       3,015          51       6.77           4,039         65        6.44
  Other securities.....................       3,074          47       6.12           2,120         35        6.60
                                           --------------------                   -------------------
    Total held to maturity.............      16,335         271       6.64          23,821        420        7.05
                                           --------------------                   -------------------
 Deposits in banks.....................       4,092          57       5.57           1,726         24        5.56
                                           --------------------                   -------------------
  TOTAL................................    $142,824       2,770       7.76        $115,953      2,408        8.31
                                           ========------------                   ========-----------
INTEREST BEARING LIABILITIES:
 Deposits:
  NOW and super-NOW....................    $ 15,349          77       2.01        $ 11,185         58        2.07
  Savings and money market.............      30,791         192       2.49          26,554        179        2.70
  Certificates of deposit..............      64,794         856       5.28          56,126        775        5.52
  Other time deposits..................         200           2       4.00             200          3        6.00
                                           --------------------                   -------------------
    Total deposits.....................     111,134       1,127       4.06          94,065      1,015        4.32
 Other borrowed funds..................       5,688          64       4.50           1,564         24        6.14
                                           --------------------                   -------------------
      TOTAL............................     116,822       1,191       4.08          95,629      1,039        4.35
Non-interest bearing funds, net (2)....      26,002                                 20,324
                                           --------------------                   -------------------
TOTAL SOURCES TO FUND EARNING ASSETS...    $142,824       1,191       3.34        $115,953      1,039        3.58
                                           ========------------                   ========-----------
NET INTEREST/YIELD.....................                  $1,579       4.42%                    $1,369        4.72%
                                                         ======                                ======

----------
(1) Average balances are daily averages. (2) Demand deposits, stockholders' equity and other non-interest bearing liabilities less non-interest earning assets.

Non-accrual loans are reflected in the loan balances, but contributing no interest income.

NOTE - Tax exempt interest income has been converted to a tax equivalent basis at the U.S. federal income tax rare of 34%.


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

                                            GRANGE NATIONAL BANC CORP.
                                            -----------------------------------
                                            (Registrant)

Date May 14, 1999                         /s/ Thomas A. McCullough
     ------------                             ---------------------------------
                                              Thomas A. McCullough
                                              President
                                              Chief Executive Officer
                                              Chief Financial Officer


Date May 14, 1999                         /s/ Philip O. Farr
     ------------                             ---------------------------------
                                              Philip O. Farr
                                              Chief Accounting Officer