Form 10QSB
period 1999-06-30
GRANGE NATIONAL BANC CORP
filed 1999-08-16
CIK 763850

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999.


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


Commission file number 0-13664

                            GRANGE NATIONAL BANC CORP


             PENNSYLVANIA                                23-2314065
     ------------------------------                  -------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     Incorporation or organization)                  Identification No.)


                   198 E. Tioga St., Tunkhannock, Pennsylvania
                      -----------------------------------
                    (Address of principal executive offices)

                                 (717) 836-2100
                      -----------------------------------
              (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 771,743


Transitional Small Business Disclosure Format (Check one): Yes ____;   No  X
                                                                          ---

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

ITEM 1.     Unaudited Financial Statements


                                                                                                        Page
                                                                                                        ----
            Consolidated Statements of Financial Position as
            of June 30, 1999 and December 31, 1998........................................................2

            Consolidated Statements of Income and Comprehensive Income For the
            Three and Six Months Ended June 30, 1999 and 1998.............................................3

            Consolidated Statements of Changes to Stockholder's Equity For the Six Months
            Ended June 30, 1999 and 1998..................................................................4

            Consolidated Statements of Cash Flows For the Six Months ended
            June 30, 1999 and 1998........................................................................5

            Notes to Consolidated Financial Statements................................................6 - 7

ITEM 2.     Management's Discussion and Analysis of Financial Condition..............................8 - 14


PART II.    OTHER INFORMATION:

ITEM 6.     Exhibits and Reports on Form 8-K............................................................15

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION,
                      JUNE 30, 1999 AND DECEMBER 31, 1998


                                                                                 1999                 1998
                                                                              (UNAUDITED)           (AUDITED)
--------------------------------------------------------------------------------------------------------------
ASSETS:
  Cash and due from banks .............................................      $   3,014,682       $   2,615,466
  Interest bearing deposits ...........................................          2,699,911           5,610,125
  Investment securities, available for sale (Note 3) ..................         43,861,082          30,251,442
  Investment securities, held to maturity
    (fair value 1999, $14,797,000; 1998, $16,677,000) .................         14,858,888          16,454,603
  Loans, net of unearned interest .....................................         91,865,725          90,499,161
  Less:  allowance for loan losses ....................................          1,051,423             940,150
                                                                             -------------       -------------
         Loans - net ..................................................         90,814,302          89,559,011
  Bank premises and equipment - net ...................................          3,041,922           3,135,784
  Other real estate ...................................................            247,799             107,789
  Accrued interest and other assets ...................................          2,868,457           2,080,598
  Intangible assets ...................................................            136,598             138,384
                                                                             -------------       -------------
    TOTAL ASSETS ......................................................      $ 161,543,641       $ 149,953,202
                                                                             =============       =============

LIABILITIES:
  Domestic deposits:
    Non-interest bearing deposits .....................................      $  21,844,843       $  20,710,241
    Interest bearing deposits .........................................        113,914,209         109,181,088
                                                                             -------------       -------------
      Total deposits ..................................................        135,759,052         129,891,329
  Other borrowed funds ................................................          9,903,680           4,471,214
  Accrued interest and other liabilities ..............................            804,050             823,343
                                                                             -------------       -------------
      TOTAL LIABILITIES ...............................................        146,466,782         135,185,886
                                                                             -------------       -------------
STOCKHOLDERS' EQUITY:
  Preferred stock authorized 1,000,000 shares of $5 par;
  None issued .........................................................
  Common stock authorized 5,000,000 shares of $5 par value, 771,745
    and 751,558 shares issued and outstanding in 1999 and 1998 (Note 4)          3,858,725           3,757,790
  Additional paid-in capital ..........................................          1,168,630             731,661
  Retained earnings ...................................................         10,743,552          10,017,937
  Accumulated other comprehensive income ..............................           (694,000)            260,000
                                                                             -------------       -------------
 Total ................................................................         15,076,907          14,767,388

    Treasury stock, 6 shares in 1999 and 1998 at cost .................                (48)                (72)
                                                                             -------------       -------------
      TOTAL STOCKHOLDERS' EQUITY ......................................         15,076,859          14,767,316
                                                                             -------------       -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............................      $ 161,543,641       $ 149,953,202
                                                                             =============       =============


                 See Notes to Consolidated Financial Statements

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME AND
                        COMPREHENSIVE INCOME (UNAUDITED)


                                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                       JUNE 30                     JUNE 30
                                                              ------------------------    -------------------------
                                                                 1999          1998          1999           1998
-------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
  Interest and fees on loans                                  $1,981,022    $1,854,471    $3,922,060     $3,599,587
  Interest and dividends
    on investment securities                                     782,400       548,011     1,463,614      1,137,105
  Interest on deposits in banks                                   54,060        54,762       111,002         79,186
                                                          ---------------------------------------------------------
          TOTAL INTEREST INCOME                                2,817,482     2,457,244     5,496,676      4,815,878
                                                          ---------------------------------------------------------
INTEREST EXPENSE:
  Interest on deposits                                         1,137,091     1,079,568     2,263,922      2,094,306
  Interest on borrowed funds                                     107,012        11,090       170,724         34,956
                                                          ---------------------------------------------------------
          TOTAL INTEREST EXPENSE                               1,244,103     1,090,658     2,434,646      2,129,262
                                                          ---------------------------------------------------------
        NET INTEREST INCOME                                    1,573,379     1,366,586     3,062,030      2,686,616
      Provision for loan losses                                   60,000        50,000       150,000        125,000
                                                          ---------------------------------------------------------
        NET INTEREST INCOME AFTER PROVISION
          FOR LOAN LOSSES                                      1,513,379     1,316,586     2,912,030      2,561,616
                                                          ---------------------------------------------------------
OTHER INCOME:
  Service charges and other income                               264,415       194,483       465,699        383,685
  Gain (loss) on sale of securities                                8,394                       8,394
  Gain (loss) on sale of other real estate                        23,005      (24,961)        28,984       (24,961)
                                                          ---------------------------------------------------------
          TOTAL OTHER INCOME                                     295,814       169,522       503,077        358,724
                                                          ---------------------------------------------------------
OTHER EXPENSES:
  Salaries and employee benefits                                 498,120       446,361       988,830        877,651
  Occupancy expense                                              107,623        81,362       212,973        171,283
  Equipment expense                                               88,603        65,153       166 012        140,590
  Other operating expense                                        297,426       268,816       549,541        502,430
                                                          ---------------------------------------------------------
          TOTAL OTHER EXPENSES                                   991,772       861,692     1,917,356      1,691,954
                                                          ---------------------------------------------------------
INCOME BEFORE INCOME TAXES                                       817,421       624,416     1,497,751      1,228,386
Provision for income taxes                                       227,000       194,000       412,861        384,000
                                                          ---------------------------------------------------------
NET INCOME                                                      $590,421      $430,416    $1,084,890       $844,386
                                                          ---------------------------------------------------------
OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Unrealized gains on securities:
     Unrealized holding gain (loss) arising
       during period                                           ($808,000)      $20,000     ($954,000)       $23,500
                                                          ---------------------------------------------------------
COMPREHENSIVE INCOME                                           ($217,579)     $450,416      $130,890       $867,886
                                                          =========================================================

EARNINGS PER SHARE (NOTE 4)                                        $0.69         $0.53         $1.27          $1.05
                                                          =========================================================
WEIGHTED AVERAGE COMMON SHARES                                   855,486       807,156       853,965        803,940


                  See Notes to Consolidate Financial Statements

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30,                                                      1999               1998
-----------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY, JANUARY 1                                                    $14,767,316        $12,637,804

COMMON STOCK, $5.00 PAR VALUE
Options exercised                                                                       64,310              7,850
Stock dividend $0.47 and $0.62 per share in 1999 and 1998,
     plus cash in lieu of fractional shares                                             36,625             16,865

ADDITIONAL PAID-IN CAPITAL
Options exercised                                                                      129,319             34,640
Stock dividend $0.47 and $0.62 per share in 1999 and 1998,
     plus cash in lieu of fractional shares                                            307,650            192,261

RETAINED EARNINGS
Stock dividend $0.47 and $0.62 per share in 1999 and 1998,
     plus cash in lieu of fractional shares                                           (344,275)          (209,126)
Cash paid in lieu of fractional shares due to stock divdend.                           (15,000)           (17,095)
Net income                                                                           1,084,890            844,386

ACCUMULATED OTHER COMPREHENSIVE INCOME
Other comprehensive income (loss), net of tax                                         (954,000)            23,500
                                                                           --------------------------------------

TREASURY STOCK
Reissuance of common stock
     (1 and 5 shares in 1999 and 1998, respectively, at cost)                               24                120

STOCKHOLDERS' EQUITY, JUNE 30                                                      $15,076,859        $13,531,205
                                                                           ======================================

                 See Notes to Consolidated Financial Statements

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows



For the Six Months Ended June 30,                                                                1999             1998
OPERATING ACTIVITIES:
 Net income .............................................................................    $  1,084,890     $    844,386
 Adjustments to reconcile net income to net cash
  provided by operating activities:


   Depreciation and amortization ........................................................         154,500          137,700
   Provision for loan losses ............................................................         150,000          125,000
   Increase (decrease) in deferred income taxes .........................................        (486,000)        (119,500)
 Changes in operating assets and liabilities:



  Increase (decrease) in accrued interest income and other assets .......................        (242,073)          89,939

  Increase (decrease) in accrued interest expense and other liabilities .................         (77,293)          69,001
  NET CASH PROVIDED BY OPERATING ACTIVITIES .............................................         584,024        1,146,526
INVESTING ACTIVITIES:
 Purchase bank premises and equipment ...................................................         (60,638)         (47,752)
 Decrease (increase) in other real estate ...............................................        (140,010)          22,791
 Purchase of securities "available for sale" ............................................     (11,099,470)      (6,786,772)
 Decrease (increase) in mortgage-backed securities "available for sale" .................      (6,297,172)         335,826
 Sales of securities "available for sale" ...............................................       2,340,722
 Redemptions of securities "available for sale" .........................................         529,164          817,533
 Purchase of securities "held to maturity" ..............................................      (2,560,779)      (1,496,875)
 Redemptions of securities "held to maturity" ...........................................       3,769,487        4,375,130
 Decrease (increase) in mortgage-backed securities "held to maturity" ...................         350,122          256,673
 Increase in loans to customers .........................................................      (1,405,291)      (4,718,394)
 Increase in deposits in banks ..........................................................       2,910,215       (6,193,316)

  NET CASH USED IN INVESTING ACTIVITIES .................................................     (11,663,650)     (13,435,156)
FINANCING ACTIVITIES:

 Increase in deposits before interest credited ..........................................       3,835,896        8,601,578
 Increase (decrease) in borrowed funds ..................................................       5,432,466        1,862,418
 Interest credited to deposits ..........................................................       2,031,827        1,856,722
 Cash dividends paid ....................................................................         (15,000)         (17,095)
 Decrease in treasury stock .............................................................              24              120
 Issuance of common stock ...............................................................         193,629           42,490

  NET CASH PROVIDED BY FINANCING ACTIVITIES .............................................      11,478,842       12,346,233
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....................................         399,216           57,603
CASH AND CASH EQUIVALENTS, January 1 ....................................................       2,615,466        2,514,202
CASH AND CASH EQUIVALENTS, June 30 ......................................................    $  3,014,682     $  2,571,805
SUPPLEMENTARY SCHEDULE OF CASH FLOW INFORMATION:
 Cash paid during the year for:
  Interest ..............................................................................    $    237,908     $    223,350
  Income taxes ..........................................................................    $    460,000     $    378,000
 Non-cash investing and financing activities:
  Unrealized gains (losses) on securities ...............................................    $   (954,000)    $     45,000
  Stock dividend ........................................................................         344,275          209,126

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

3.  COMPREHENSIVE INCOME:

         In 1997, the Financial Accounting Standards Board issued statement No. 130 -- "Reporting Comprehensive Income," which is effective for years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The purpose of reporting comprehensive income is to report a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Prior to the issuance of this statement, some of those changes in equity were displayed in a statement that reports the results of operations, while others were included directly in a statement of financial position. The 1997 financial statements have been restated where applicable to reflect the adoption of SFAS No. 130.

4.  STOCK OPTIONS:

         In January 1994, the Board adopted an Employee Stock Option Plan in which common stock options may be granted to all officers and key employees of the Company. The aggregate number of shares which may be issued upon exercise of the options under the plan is 43,271. Options are exercisable up to one-third in the second year after the date of grant, up to two-thirds in the third year after the date of grant and up to 100% in the fourth year after the date of grant, with options expiring at the end of ten years after the date of grant.

         The Board of Directors also adopted a Stock Option Plan for non-employee Directors which will be available to all non-employee members of the Board of Directors. The aggregate number of shares which may be issued upon exercise of the options under the Director's plan is 43,271 shares and are exercisable in part from time to time beginning one year after the date of grant and expiring ten years thereafter. The Plan provides for adjustments to the number of options to compensate for stock dividends and splits. Accordingly all effected figures have been adjusted to reflect stock dividends. April 1, 1994 and 1997, options to purchase 2,163 shares of common stock were automatically granted to each non-employee Director under this plan expiring April 1, 2004.

         The Board of Directors adopted an additional Stock Option Plan (the "Plan") in November 1995 covering the employees and directors. The Plan authorizes the grant of options to purchase not more than 118,996 shares of Common Stock under the Plan. Options granted under the Plan are intended to be either incentive stock options or nonstatutory stock options. As of July 31, 1999 options for 83,824 shares of Common Stock having various exercise prices were outstanding, 16,313 shares have been exercised, and 18,859 shares were available for future option grants under the Plan. Of the 118,996 shares of Common Stock outstanding for options, 74,170 shares of Common Stock were issued as incentive stock options. The remaining shares outstanding for options were granted to each non-employee director equally as nonstatutory stock options. Pursuant to Section 422 of the Internal Revenue Code, shareholder approval is required for the incentive stock options to qualify for favorable tax treatment. Exercise prices of options granted under all plans are current prices at time of grant.

         PREFERRED STOCK:

         The Company authorized 1,000,000 of preferred stock at $5 par value. At December 31, 1998 and June 30, 1999, no shares were issued nor outstanding.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION:

Net income for the three months ending June 30, 1999 totaled $590,000 which is a 37% increase over the $430,000 reported for the same period in 1998. Net interest income for the three months ending June 30, 1999 increased by $206,000 to $1,573,000 compared to $1,367,000 for the same period in 1998. This constitutes an increase of 15% over the previous year. Interest income for this period increased by $360,000 or 15% compared to 1998, and interest expense increased as well by $153,000 or 14% compared to 1998.

The increase in interest income has been principally from interest on investment securities which increased $234,000 or 43% compared to the same period last year. Interest income from loans increased by $127,000 or 7% compared to the same period last year. Interest rates on loans have trended steadily down from June of 1997 until the end of June 1999. Although the New York prime rate had not changed from March of 1997 until July 1, 1999, competitive pressures reduced the Bank's spread to the prime on new loans. In addition, new loan volume has been slower during the first half of 1999 and has mostly offset by customers refinancing existing loans either with the bank or elsewhere. Management has increased its purchases of longer term municipal bonds and mortgage-backed bonds to increase the yield of the bond portfolio. The municipal bonds currently being purchased, mostly have maturities of around ten years and a few with twenty year maturities, and are classified as "available for sale". If interest rates increase sufficiently these bonds can be sold. Interest on deposits in banks decreased by $1,000 from $55,000 to $54,000 due mainly to lower rates.

The increase in interest expense is due to the increase in interest bearing deposits during the second quarter of 1999 as compared to the second quarter of 1998, and an increase in other borrowed funds.. The average total sources to fund earning assets increased by $26,467,000, from $124,830,000 to $151,297,000 in 1999, while the average interest rate was unchanged.

The increase in deposits continues to provide funds for loans and liquidity. Loan demand during the second quarter was steady but offset by customers refinancing existing loans. As a result of the refinancing, loans only increased $1,367,000 or 2% from $90,499,000 in at December 31, 1998 to $91,865,000 at June
30, 1999. Loan demand has increased and is expected to be strong during the third quarter. The steady decline in interest rates for the last two years appears to have stopped and management expects refinancing of loans to slow considerably. Balances of investment securities increased by $12,014,000 or 26% since December 31, 1998. Management has borrowed $4,000,000 from the Federal Home Loan Bank (FHLB) in term advances, during 1999, and used the funds to purchase long term municipal bonds. The bank will have a guaranteed interest spread until the call dates on the FHLB term advances, at which time the bank can payback the advances if the FHLB adjusts the rates or pay the new rates. Management will plan for sufficient liquidity to pay the advances when it expects the FHLB will change the rates. This arbitrage accounts for part of the increase in the interest income from investment securities. Interest bearing deposits at banks decreased by $2,910,000 to $2,700,000 from $5,610,000 due to management investing in securities.

The provision for loan loss during the three months ending June 30, 1999 was $60,000 compared to $50,000 for the same period in 1998, as management tries to keep the allowance for loan losses in line with the size of the loan portfolio. The allowance for loan losses was $1,051,000 and $940,000 at June 30, 1999 and December 31, 1998, respectively. This represents 1.14% and 1.04% of total loans, 321% and 437% of non-performing loans, and 183% and 291% of non-performing assets, respectively. Management performs a quarterly analysis of the Bank's potential loan losses on a "worst case" basis. A loan review process is performed by an independent loan review officer on a continuing basis. This information is closely reviewed by the Board of Directors and used to evaluate the adequacy of the loan loss reserve in order to provide coverage for identifiable losses, provide coverage for unexpected losses, and to keep the size of the reserves in proportion to the growing size of the loan portfolio. The following sets forth loans past due 90 days or more on which interest has continued to be accrued for June 30, 1997 and December 31, 1998.

                                  June 1998           December 1998
                                           (In thousands)
     Real estate mortgages                                  $1
     Commercial                      $6
     Installment                                             9
                                   ----                   ----
                     Total           $6                    $10
                                   ====                   ====

Non-accrual loans increased from $205,000 at December 31, 1998 to $321,000 at June 30, 1999. The overall quality remains very good, and management expects non-performing assets to remain at substantially the same levels as a proportion of loans. Other real estate owned increased from $108,000 at December 1998 to $248,000 at June 1999. The bank has a signed sales agreement for one property and expects to close on the sale during the third quarter. The other properties will probably take up to a year to sell.

Investments in securities and deposits in banks increased by $12,014,000 or 26 % from December 31, 1998 to June 30, 1999. The average rate earned on available for sale, held to maturity and deposits in banks were 6.27%, 6.35% and 5.28% for the three months ended June 30, 1999, as compared to 6.32%, 5.50% and 5.66% for the three months ended June 30, 1998. As of June 30, 1999, the amortized value of the Bank's investments classified as held to maturity exceeded their fair value by $99,000, and the amortized value exceeded the fair value of investments classified as available for sale by $1,062,000. This is reflected as an decrease in the Bank's equity of approximately $694,000, net of deferred tax effects.

Higher interest rates at June 30, 1999 account for the unrealized gain on the available for sale securities reflected on the balance sheet. Rates are expected to continue their slow but steady decline. This will result in moderate increases of the fair value of securities available for sale.

Because the Bank has extended the length of the securities it purchases, interest rate changes have a greater impact on the fair value of those securities. The amount of increased interest rate risk is offset by higher yields on the securities. The Bank has been purchasing slightly longer term investments, generally tax-free bonds up to ten years and mortgage pools with stated final maturities of up to 15 years.

Management continues to purchase only high quality investments to minimize credit risk to the value of the Bank's investments. There have been no adverse credit valuations on any of the investments. Although investment opportunities exist which will produce higher yields, they generally contain higher credit or interest rate risk.

The addition of employees for the Pine Mall office, Trust Department and back office, along with annual raises contributed to the increase in salary expense. Costs associated with the Pine Mall Office also attributed to the increased occupancy expense. Salaries and employee benefits have increased by $111,000 or 13% from $878,000 to $989,000 and occupancy expense increased $42,000 or 25% from $171,000 to $213,000. Equipment expense increased $25,000 or 18% from $141,000 to $166,000, and other operating expenses increased $48,000 or 10% from $502,000 to $550,000.

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

Since 1991 the Comptroller of the currency has required all national banks to meet certain "Risk Based Capital" standards. These standards weight certain assets based on the risk of the asset, and also includes certain off-balance sheet items. The table below sets forth the Bank's Tier 1 and Tier 2 capital, risk adjusted assets (including off-balance sheet items) and the Bank's risk-based capital ratios under the guidelines, for June 30, 1998 and December 31, 1998.

         (In thousands, except ratios)                        1999        1998
         Tier I capital:
              Shareholders' equity .......................  $ 14,429    $14,369
         Tier II capital:
              Loan loss reserve ..........................     1,051        940
                                                            --------    -------
         Total Qualifying Capital ........................  $ 15,480    $15,309
                                                            ========    =======
Risk-adjusted assets (including off balance sheet items)..  $107,606    $95,881

Tier I Capital Ratio (4.00% required) ....................     14.18%     15.41%
Total Capital Ratio (8.00% required) .....................     14.39%     15.97%

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

The Bank's policy addresses five major components: (1) Awareness; (2) Assessment; (3) Renovation; (4) Validation and Testing; and (5) Implementation. The Bank has completed the first three phases, and tested all mission critical systems. Test results of all mission critical systems have been validated.

The Bank has developed a contingency plan in the event vendors of mission critical systems fail to be Year 2000 ready in time, or unexpected problems occur. The contingency plan has been reviewed and approved by the Board of Directors, but it will be continually revised and updated throughout the remainder of the year. At this time the Bank can not estimate the cost, if any, that might be required to implement such contingency plans.

The Bank anticipates that its total Year 2000 related costs will not exceed $30,000. This estimate is based on current information and includes costs for review and testing by third parties. The estimate may change as the Bank progresses with its Year 2000 program and obtains additional information with and conducts further testing with third parties. Lost interest income may be the Bank's largest Year 2000 expense, as it builds its cash holdings in anticipation of customer demand. The Bank is currently in process of determining how much cash it will need to meet the demand. At this time, no significant problems have arisen concerning Year 2000 issues.

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

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
               AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND RATES


                                                                 THREE MONTHS ENDED                THREE MONTHS ENDED
                                                                    JUNE 30, 1999                     JUNE 30, 1998
                                                         ---------------------------------   ---------------------------------
                                                            (1)     Interest      Average      (1)       Interest     Average
                                                          Average    Income/      Interest   Average      Income/     Interest
(Dollars in thousands)                                    Balance    Expense        Rate     Balance      Expense       Rate
----------------------                                   --------   --------      --------   -------     --------     --------
INTEREST EARNING ASSETS:
 Loans:
  Mortgages ..........................................   $ 45,391   $    971        8.56%    $ 44,491    $    998       8.97%
  Installment ........................................      2,755         73       10.60        4,774         131      10.98
  Commercial .........................................     43,791        964        8.81       31,410         742       9.45
    Total loans ......................................     91,937      2,008        8.74       80,675       1,871       9.28
 Securities available for sale:
  U.S. Treasury securities ...........................      5,258         76        5.78        7,619         113       5.93
  U.S. government agencies ...........................     23,645        335        5.67        4,850          76       6.27
  Municipal bonds ....................................     10,674        200        7.49        3,158          56       7.09
  Other securities ...................................        816         22       10.78          642          12       7.48
      Total available for sale .......................     40,393        633        6.27       16,269         257       6.32

 Securities held to maturity:

  U.S. government agencies ...........................      7,476        115        6.15       18,240         234       5.13
  Municipal bonds ....................................      2,903         52        7.17        3,510          59       6.72
  Other securities ...................................      4,496         69        6.14        2,246          37       6.59
    Total held to maturity ...........................     14,875        236        6.35       23,996         330       5.50

 Deposits in banks ...................................      4,092         54        5.28        3,890          55       5.66
      TOTAL ..........................................   $151,297      2,931        7.75     $124,830       2,513       8.05
INTEREST BEARING LIABILITIES:
 Deposits:
  NOW and super-NOW ..................................   $ 17,421         86        1.97     $ 10,582          60       2.27
  Savings and money market ...........................     32,055        196        2.45       28,877         201       2.78
  Certificates of deposit ............................     65,086        853        5.24       58,264         816       5.60
  Other time deposits ................................        200          2        4.00          200           2       4.00
    Total deposits ...................................    114,762      1,137        3.96       97,923       1,079       4.41
 Other borrowed funds ................................      9,086        107        4.71        1,224          11       3.59
      TOTAL ..........................................    123,848      1,244        4.02       99,147       1,090       4.40
Non-interest bearing
 funds, net (2) ......................................     27,449                              25,683
TOTAL SOURCES TO FUND
EARNING ASSETS .......................................   $151,297      1,244        3.29     $124,830       1,090       3.49
NET INTEREST/YIELD ...................................              $  1,687        4.46%                $  1,423       4.56%



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

                 See Notes to Consolidated Financial Statements

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
               AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND RATES



                                                   SIX MONTHS ENDED                    SIX MONTHS ENDED
                                                    JUNE 30, 1999                        JUNE 30, 1998
                                           --------------------------------     --------------------------------
                                             (1)     Interest       Average      (1)       Interest     Average
                                           Average    Income/      Interest     Average     Income/     Interest
                                           Balance    Expense        Rate       Balance     Expense       Rate
                                           -------   --------      --------     -------    --------     --------
(Dollars in thousands)
INTEREST EARNING ASSETS:
 Loans:
  Mortgages ............................   $ 46,166   $  1,959        8.49%    $ 44,005    $  1,950      8.86%
  Installment ..........................      3,096        163       10.53        5,557         265      9.54
  Commercial ...........................     42,583      1,854        8.71       30,520       1,414      9.27
                                           --------   --------                 --------    --------
    Total loans ........................     91,845      3,976        8.66       80,082       3,629      9.06
                                           --------   --------                 --------    --------
 Securities available for sale:
  U.S. Treasury securities .............      5,325        155        5.82        7,087         212      5.98
  U.S. government agencies .............     19,536        590        6.04        3,837         134      6.98
  Municipal bonds ......................      9,562        340        7.11        2,647          98      7.40
  Other securities .....................        739         22        5.95          602          19      6.31
                                           --------   --------                 --------    --------
      Total available for sale .........     35,162      1,107        6.30       14,173         463      6.53
                                           --------   --------                 --------    --------
 Securities held to maturity:

  U.S. government agencies .............      8,849        288        6.51       17,423         554      6.36
  Municipal bonds ......................      3,462        103        5.95        3,898         124      6.36
  Other securities .....................      3,790        116        6.12        2,204          72      6.53
                                           --------   --------                 --------    --------
    Total held to maturity .............     16,101        507        6.30       23,525         750      6.38
                                           --------   --------                 --------    --------
 Deposits in banks .....................      2,671        111        8.31        2,671          79      5.92
                                           --------   --------                 --------    --------
      TOTAL ............................   $145,779      5,701        7.82     $120,451       4,921      8.17
                                           ========   --------                 ========    --------
INTEREST BEARING LIABILITIES:
 Deposits:
  NOW and super-NOW ....................   $ 16,394        163        1.99     $ 11,446         118      2.06
  Savings and money market .............     31,427        388        2.47       27,993         380      2.71
  Certificates of deposit ..............     65,334      1,709        5.23       57,199       1,591      5.56
  Other time deposits ..................        200          4        4.00          200           5      5.00
                                           --------   --------                 --------    --------
    Total deposits .....................    113,355      2,264        3.99       96,838       2,094      4.32
 Other borrowed funds ..................      7,398        171        4.62        1,445          35      4.84
                                           --------   --------                 --------    --------
      TOTAL ............................    120,753      2,435        4.03       98,283       2,129      4.33
Non-interest bearing
 funds, net (2) ........................     25,026                              22,168
                                           --------   --------                 --------    --------
TOTAL SOURCES TO FUND
EARNING ASSETS .........................   $145,779      2,435        3.34     $120,451       2,129      3.54
NET INTEREST/YIELD .....................              $  3,266        4.48%                $  2,792      4.64%
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

                                                     GRANGE NATIONAL BANC CORP.
                                                     ---------------------------
                                                     (Registrant)


Date    August 13, 1999                              /s/ Thomas A. McCullough
    ------------------------                         ---------------------------
                                                     Thomas A. McCullough
                                                     President
                                                     Chief Executive Officer
                                                     Chief Financial Officer

Date     August 13, 1999                             /s/ Philip O. Farr
    ------------------------                         ---------------------------
                                                     Philip O. Farr
                                                     Chief Accounting Officer