Form 10QSB
period 1999-09-30
GRANGE NATIONAL BANC CORP
filed 1999-11-15
CIK 763850

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999.


[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

Commission file number 0-13664
                       -------

                            GRANGE NATIONAL BANC CORP

          PENNSYLVANIA                                  23-2314065
-------------------------------             -----------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 774,207
                                         -------

Transitional Small Business Disclosure Format (Check one): Yes      ;   No   X
                                                               ---     ---

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY

PART I.           FINANCIAL INFORMATION

ITEM 1.           Unaudited Financial Statements

                                                                                                               Page
                                                                                                               ----
         Consolidated Statements of Financial Position as
         of September 30, 1999 and December 31, 1998..............................................................2

         Consolidated Statements of Income and Comprehensive Income For the
         Three and Nine Months Ended September 30, 1999 and 1998..................................................3

         Consolidated Statements of Changes to Stockholder's Equity For the Nine Months
         Ended September 30, 1999 and 1998........................................................................4

         Consolidated Statements of Cash Flows For the Nine Months ended
         September 30, 1999 and 1998..............................................................................5

         Notes to Consolidated Financial Statements...........................................................6 - 7

ITEM 2.           Management's Discussion and Analysis of Financial Condition................................8 - 14


PART II.          OTHER INFORMATION:

ITEM 6.           Exhibits and Reports on Form 8-K...............................................................15


                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
                 Consolidated Statements of Financial Position,
                    September 30, 1999 and December 31, 1998

                                                                               1999            1998
                                                                           (Unaudited)       (Audited)
                                                                          -------------    -------------
ASSETS:
  Cash and due from banks .............................................   $   2,650,359    $   2,615,466
  Interest bearing deposits ...........................................       2,377,932        5,610,125
  Investment securities, available for sale (Note 3) ..................      42,154,855       30,251,442
  Investment securities, held to maturity
    (fair value 1999, $12,230,000; 1998, $16,677,000) .................      12,773,223       16,454,603
  Loans, net of unearned interest .....................................     100,337,106       90,499,161
  Less:  allowance for loan losses ....................................       1,063,360          940,150
                                                                          -------------    -------------
         Loans - net ..................................................      99,273,746       89,559,011
  Bank premises and equipment - net ...................................       2,972,236        3,135,784
  Other real estate ...................................................         231,601          107,789
  Accrued interest and other assets ...................................       3,115,893        2,080,598
  Intangible assets ...................................................         131,969          138,384
                                                                          -------------    -------------
    TOTAL ASSETS ......................................................   $ 165,681,814    $ 149,953,202
                                                                          =============    =============

LIABILITIES:
  Domestic deposits:
    Non-interest bearing deposits .....................................   $  22,791,154    $  20,710,241
    Interest bearing deposits .........................................     116,002,328      109,181,088
                                                                          -------------    -------------
      Total deposits ..................................................     138,793,482      129,891,329
  Other borrowed funds ................................................      10,562,168        4,471,214
  Accrued interest and other liabilities ..............................         918,069          823,343
                                                                          -------------    -------------
      Total liabilities ...............................................     150,273,719      135,185,886
                                                                          -------------    -------------
STOCKHOLDERS' EQUITY:
  Preferred stock authorized 1,000,000 shares of $5 par;
    None issued
  Common stock authorized 5,000,000 shares of $5 par value, 774,209
    and 751,558 shares issued and outstanding in 1999 and 1998 (Note 4)       3,871,045        3,757,790
  Additional paid-in capital ..........................................       1,184,857          731,661
  Retained earnings ...................................................      11,358,241       10,017,937
  Accumulated other comprehensive income ..............................      (1,006,000)         260,000
                                                                          -------------    -------------
 Total ................................................................      15,408,143       14,767,388

    Treasury stock, 6 shares in 1999 and 1998 at cost .................             (48)             (72)
                                                                          -------------    -------------
      Total stockholders' equity ......................................      15,408,095       14,767,316
                                                                          -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............................   $ 165,681,814    $ 149,953,202
                                                                          =============    =============

                 See Notes to Consolidated Financial Statements

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
     Consolidated Statements of Income and Comprehensive Income (Unaudited)

                                                                     Three months ended           Nine months ended
                                                                        September 30                September 30
                                                                    1999           1998          1999           1998
                                                                -----------    -----------    -----------    ----------
Interest Income:
  Interest and fees on loans ................................   $ 2,077,728    $ 1,913,515    $ 5,999,788    $5,513,102
  Interest and dividends
    on investment securities ................................       825,181        612,357      2,288,795     1,749,462
  Interest on deposits in banks .............................         9,777         62,891        120,779       142,077
                                                                -----------    -----------    -----------    ----------
          Total interest income .............................     2,912,686      2,588,763      8,409,362     7,404,641
                                                                -----------    -----------    -----------    ----------
Interest Expense:
  Interest on deposits ......................................     1,144,851      1,121,849      3,408,773     3,216,155
  Interest on borrowed funds ................................       147,209         32,934        317,933        67,890
                                                                -----------    -----------    -----------    ----------
          Total interest expense ............................     1,292,060      1,154,783      3,726,706     3,284,045
                                                                -----------    -----------    -----------    ----------
        Net interest income .................................     1,620,626      1,433,980      4,682,656     4,120,596
      Provision for loan losses .............................        20,000         75,000        170,000       200,000
                                                                -----------    -----------    -----------    ----------
        Net interest income after provision for loan losses .     1,600,626      1,358,980      4,512,656     3,920,596
                                                                -----------    -----------    -----------    ----------
Other Income:
  Service charges and other income ..........................       254,837        200,792        720,536       584,477
  Gain (loss) on sale of securities .........................       (27,076)                      (18,682)
  Gain (loss) on sale of other real estate ..................          (400)                       28,584       (24,961)
                                                                -----------    -----------    -----------    ----------
          Total other income ................................       227,361        200,792        730,438       559,516
                                                                -----------    -----------    -----------    ----------
Other Expenses:
  Salaries and employee benefits ............................       507,354        468,679      1,496,184     1,346,330
  Occupancy expense .........................................       128,518        117,283        341,491       288,566
  Equipment expense .........................................        72,665         73,789        238 677       214,379
  Other operating expense ...................................       318,622        259,816        868,163       762,062
                                                                -----------    -----------    -----------    ----------
          Total other expenses ..............................     1,027,159        919,567      2,944,515     2,611,337
                                                                -----------    -----------    -----------    ----------
Income before income taxes ..................................       800,828        640,205      2,298,579     1,868,775
Provision for income taxes ..................................       186,139        177,000        599,000       561,000
                                                                -----------    -----------    -----------    ----------
Net income ..................................................   $   614,689    $   463,205    $ 1,699,579    $1,307,775
                                                                -----------    -----------    -----------    ----------
Other comprehensive income, net of tax:
  Unrealized gains on securities:
     Unrealized holding gain (loss) arising during period ...   ($  312,000)   $   279,800    ($1,266,000)   $  303,300
                                                                -----------    -----------    -----------    ----------
Comprehensive income ........................................   $   302,689    $   743,005    $   433,579    $1,611,075
                                                                ===========    ===========    ===========    ==========

Earnings per share (Note 4) .................................   $      0.73    $      0.56    $      1.98    $     1.61
                                                                ===========    ===========    ===========    ==========
Weighted average common shares ..............................       845,962        824,880        859,291       810,743


                 See Notes to Consolidated Financial Statements

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
     Consolidated Statements of Changes in Stockholders' Equity (Unaudited)


For the Nine Months Ended September 30,                              1999            1998
--------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY, January 1 .............................   $ 14,767,316    $ 12,637,804

COMMON STOCK, $5.00 PAR VALUE
Options exercised ...........................................         76,630          18,455
Stock dividend $0.47 and $0.62 per share in 1999 and 1998,
     plus cash in lieu of fractional shares .................         36,625          16,865
Stock split .................................................                      1,841,240

ADDITIONAL PAID-IN CAPITAL
Options exercised ...........................................        145,546          48,044
Stock dividend $0.47 and $0.62 per share in 1999 and 1998,
     plus cash in lieu of fractional shares .................        307,650         192,261
Stock split .................................................                     (1,841,240)

RETAINED EARNINGS
Stock dividend $0.47 and $0.62 per share in 1999 and 1998,
     plus cash in lieu of fractional shares .................       (344,275)       (209,126)
Cash paid in lieu of fractional shares due to stock dividend         (15,000)        (17,095)
Net income ..................................................      1,699,579       1,307,775

ACCUMULATED OTHER COMPREHENSIVE INCOME
Other comprehensive income (loss), net of tax ...............     (1,266,000)        303,300

TREASURY STOCK
Reissuance of common stock
     (1 and 5 shares in 1999 and 1998, respectively, at cost)             24             120
                                                                ------------    ------------

STOCKHOLDERS' EQUITY, September 30 ..........................   $ 15,408,095    $ 14,298,403
                                                                ============    ============

                 See Notes to Consolidated Financial Statements

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows

For the Nine Months Ended September 30,                                                    1999                 1998
                                                                                           ----                 ----
OPERATING ACTIVITIES:
 Net income ....................................................................      $  1,699,579           $  1,307,775
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization ...............................................           233,750                206,550
   Provision for loan losses ...................................................           170,000                200,000
   Increase (decrease) in deferred income taxes ................................          (646,000)                69,500
 Changes in operating assets and liabilities:
  Increase (decrease) in accrued interest income and other assets ..............          (324,880)              (207,674)
  Increase (decrease) in accrued interest expense and other liabilities ........            36,726                 36,629
  NET CASH PROVIDED BY
   OPERATING ACTIVITIES ........................................................         1,169,175              1,612,780

INVESTING ACTIVITIES:
 Purchase bank premises and equipment ..........................................           (70,202)              (236,885)
 Decrease (increase) in other real estate ......................................          (123,812)                14,755
 Purchase of securities "available for sale" ...................................       (11,099,470)           (11,962,275)
 Decrease (increase) in mortgage-backed securities "available for sale" ........        (6,071,956)            (1,149,132)
 Sales of securities "available for sale" ......................................         2,903,735
 Redemptions of securities "available for sale" ................................         1,098,278              1,077,453
 Purchase of securities "held to maturity" .....................................        (2,560,779)            (1,496,875)
 Redemptions of securities "held to maturity" ..................................         5,818,382              7,928,113
 Decrease (increase) in mortgage-backed securities "held to maturity" ..........           423,776                363,616
 Increase in loans to customers ................................................        (9,884,735)            (9,751,279)
 Increase in deposits in banks .................................................         3,232,194             (2,154,232)

  NET CASH USED IN
   INVESTING ACTIVITIES ........................................................       (16,334,589)           (17,366,741)

FINANCING ACTIVITIES:
 Increase in deposits before interest credited .................................         5,768,140             11,909,459
 Increase (decrease) in borrowed funds .........................................         6,090,954                376,230
 Interest credited to deposits .................................................         3,134,013              2,997,710
 Cash dividends paid ...........................................................           (15,000)               (17,095)
 Decrease in treasury stock ....................................................                24                    120
 Issuance of common stock ......................................................           222,176                 66,499

  NET CASH PROVIDED BY
   FINANCING ACTIVITIES ........................................................        15,200,307             15,332,923
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS ..............................................................            34,893               (421,038)
CASH AND CASH EQUIVALENTS, January 1 ...........................................         2,615,466              2,514,202
CASH AND CASH EQUIVALENTS, September 30 ........................................      $  2,650,359           $  2,093,164
SUPPLEMENTARY SCHEDULE OF CASH FLOW INFORMATION:
 Cash paid during the year for:
  Interest .....................................................................      $    268,379           $    263,304
  Income taxes .................................................................      $    646,139           $    569,000
 Non-cash investing and financing activities:
  Unrealized gains (losses) on securities ......................................      $( 1,266,000)          $    303,300
  Stock dividend ...............................................................           344,275                209,126

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

         The Board of Directors adopted an additional Stock Option Plan (the "Plan") in November 1995 covering the employees and directors. The Plan authorizes the grant of options to purchase not more than 118,996 shares of Common Stock under the Plan. Options granted under the Plan are intended to be either incentive stock options or nonstatutory stock options. As of October 31, 1999 options for 81,360 shares of Common Stock having various exercise prices were outstanding, 18,777 shares have been exercised, and 18,859 shares were available for future option grants under the Plan. Of the 116,532 shares of Common Stock outstanding for options, 73,870 shares of Common Stock were issued as incentive stock options. The remaining shares outstanding for options were granted to each non-employee director equally as nonstatutory stock options. Pursuant to Section 422 of the Internal Revenue Code, shareholder approval is required for the incentive stock options to qualify for favorable tax treatment. Exercise prices of options granted under all plans are current prices at time of grant.

         PREFERRED STOCK:

         The Company authorized 1,000,000 of preferred stock at $5 par value. At December 31, 1998 and September 30, 1999, no shares were issued nor outstanding.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION:

Net income for the three months ending September 30, 1999 totaled $615,000 which is a 33% increase over the $463,000 reported for the same period in 1998. Net income for the nine months ending September 30, 1999 totaled $1,700,000 which is a 30% increase over the $1,308,000 reported for the same period in 1998. Net interest income for the three months ending September 30, 1999 increased by $187,000 to $1,621,000 compared to $1,434,000 for the same period in 1998. This constitutes an increase of 13% over the previous year. Net interest income for the nine months ending September 30, 1999 increased by $562,999 to $4,683,000 compared to $4,121,000 for the same period in 1998. This constitutes an increase of 14% over the previous year. Interest income for three months ending September 30, 1999 increased by $324,000 or 13% compared to 1998, and interest expense increased as well by $137,000 or 12% compared to 1998. Interest income for the nine months ending September 30, 1999 increased by $1,004,000 or 14% compared to 1998.

The increase in interest income has been principally from interest on investment securities which increased $213,000 or 35% for the three months, and $539,000 or 31% for the nine months ending September 30, 1999, compared to the same periods last year. Interest income from loans increased by $164,000 or 9%, and $487,000 or 9% compared to the same three and nine month periods last year. Interest rates on loans have trended steadily down from June of 1997 until the end of June 1999, however during the third quarter interest rates began to rise. Although the New York prime rate had not changed from March of 1997 until July 1, 1999, competitive pressures reduced the Bank's spread to the prime on new loans until the third quarter. New loan volume began to increase during the third quarter of 1999. Management increased its purchases of longer term municipal bonds and mortgage-backed bonds to increase the yield of the bond portfolio during the first and second quarters of 1999, but has not purchased securities during the third quarter due to loan demand and the need to build up cash for the end of the year. The municipal bonds purchased recently, mostly have maturities of around ten years and a few with twenty year maturities, and are classified as "available for sale". If interest rates increase sufficiently these bonds can be sold. During the third quarter, interest on deposits in banks decreased by $53,000 from $63,000 to $9,000 due to lower balances, and for the year, decreased by $21,000 from $142,000 to $121,000, also due to lower balances.

The increase in interest expense is due to the increase in borrowed funds during the third quarter of 1999 as compared to the third quarter of 1998. The Bank has borrowed approximately $8,000,000 from the Federal Home Loan Bank (FHLB) as part of a leveraging strategy and against bonds maturing next year. For the nine months ending September 30, 1999, interest expense on borrowed funds increased $250,000, from $68,000 last year to $318,000, due to borrowings from the FHLB. The average total sources to fund earning assets increased by $23,021,000, from $130,882,000 in 1998 to $153,903,000 in 1999, while the average interest rate decreased from 3.51% to 3.34%.

The increase in deposits continues to provide funds for loans and liquidity. Loan demand during the third quarter was strong. Loans increased by $9,838,000 or 11% from $90,499,000 in at December 31, 1998 to $100,337,000 at September 30,
1999. Loan demand remains strong and is expected to continue through the fourth quarter. The steady decline in interest rates for the last two years appears to have turned around and started on an upward trend. This has basically ended most refinancing of loans due to rates. Balances of investment securities increased by $8,222,000 or 18% since December 31, 1998. Management has borrowed $4,000,000 from the Federal Home Loan Bank (FHLB) in term advances, during 1999, and used the funds to purchase long term municipal bonds. The bank will have a guaranteed interest spread until the call dates on the FHLB term advances, at which time the bank can payback the advances if the FHLB adjusts the rates or pay the new rates. Management will plan for sufficient liquidity to pay the advances when it expects the FHLB will change the rates. This arbitrage accounts for part of the increase in the interest income from investment securities. The bank also borrowed $1,000,000 from the FHLB to fund the purchase of bonds to replace other bonds maturing in one year. Interest bearing deposits at banks decreased by $3,232,000 to $2,378,000 from $5,610,000 due to management investing in securities and building up cash for the year end.

The provision for loan loss during the three months ending September 30, 1999 was $20,000 compared to $75,000 for the same period in 1998. For the nine months ending September 30, 1999, the provision was $170,000, compared to $200,000 for 1998. Management has been able to minimize loan losses during 1999, so larger provisions to the allowance for loan losses have not been necessary to keep the allowance in line with the size of the loan portfolio. The allowance for loan losses was $1,063,000 and $940,000 at September 30, 1999 and December 31, 1998, respectively. This represents 1.06% and 1.04% of total loans, 223% and 437% of non-performing loans, and 159% and 291% of non-performing assets, respectively. Management performs a quarterly analysis of the Bank's potential loan losses on a "worst case" basis. A loan review process is performed by an independent loan review officer on a continuing basis. This information is closely reviewed by the Board of Directors and used to evaluate the adequacy of the loan loss reserve in order to provide coverage for identifiable losses, provide coverage for unexpected losses, and to keep the size of the reserves in proportion to the growing size of the loan portfolio.

The following sets forth loans past due 90 days or more on which interest has continued to be accrued for September 30, 1999 and December 31, 1998.

                                    September 1998               December 1998
                                    --------------               -------------
                                                  (In thousands)
     Real estate mortgages                                            $ 1
     Commercial
     Installment                            $3                          9
                                            --                        ---
                     Total                  $3                        $10
                                            ==                        ===

Non-accrual loans decreased from $205,000 at December 31, 1998 to $191,000 at September 30, 1999. The overall quality remains very good, and management expects non-performing assets to remain at substantially the same levels as a proportion of loans. Other real estate owned increased from $108,000 at December 1998 to $232,000 at September 1999. The Bank has a signed sales agreement for one property and expects to close on the sale during the fourth quarter. Several of the remaining properties are unique in nature and may require a longer holding period in order to liquidate them at a reasonable price.

Investments in securities and deposits in banks increased by $4,990,000 or 10 % from December 31, 1998 to September 30, 1999. The average rate earned on available for sale, held to maturity and deposits in banks were 6.63%, 6.59% and 6.50% for the three months ended September 30, 1999, as compared to 6.31%, 6.46% and 5.67% for the three months ended September 30, 1998. For the nine months ended September 30, 1999, average rates earned on available for sale, held for maturity and deposits in banks were 6.19%, 6.55%, and 5.38%, compared to 6.31%, 6.50%, and 5.65% for the same period in 1998. As of September 30, 1999, the amortized value of the Bank's investments classified as held to maturity exceeded their fair value by $543,000, and the amortized value exceeded the fair value of investments classified as available for sale by $1,558,000. This is reflected as an decrease in the Bank's equity of approximately $1,006,000, net of deferred tax effects.

Higher interest rates at September 30, 1999 account for the unrealized loss on the available for sale securities reflected on the balance sheet. Rates are expected to continue their slow but steady decline. This will result in moderate increases of the fair value of securities available for sale. Because the Bank has extended the length of the securities it purchases, interest rate changes have a greater impact on the fair value of those securities. The amount of increased interest rate risk is offset by higher yields on the securities. The Bank has been purchasing slightly longer term investments, generally tax-free bonds with ten to twenty year maturities and mortgage pools with stated final maturities of up to 15 years.

Management continues to purchase only high quality investments to minimize credit risk to the value of the Bank's investments. There have been no adverse credit valuations on any of the investments. Although investment opportunities exist which will produce higher yields, they generally contain higher credit or interest rate risk.

The addition of employees for the Pine Mall office, Trust Department and back office, along with annual raises contributed to the increase in salary expense. Costs associated with the Pine Mall Office also attributed to the increased occupancy expense. For the three months ending September 30, 1999, salaries and employee benefits increased $38,000 or 8% from $469,000 to $507,000, and occupancy expense increased $12,000 or 12% from $117,000 to 129,000. Equipment expense decreased $1,000 and other other operating expense increased $59,000 or 23% from $260,000 to $319,000. For the nine months ending September 30, 1999, salaries and employee benefits have increased by $150,000 or 11% from $1,346,000 to $1,496,000 and occupancy expense increased $53,000 or 18% from $289,000 to $342,000. Equipment expense increased $25,000 or 12% from $214,000 to $239,000, and other operating expenses increased $106,000 or 14% from $762,000 to $868,000. Although these increases are significant, management believes that they are in line with the Bank's overall increase in assets and profitability. Management also believes that the investment in additional personnel and the opening of the Pine Mall office will insure continued growth and increased profitability in the future.

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

Since 1991 the Comptroller of the currency has required all national banks to meet certain "Risk Based Capital" standards. These standards weight certain assets based on the risk of the asset, and also includes certain off-balance sheet items. The table below sets forth the Bank's Tier 1 and Tier 2 capital, risk adjusted assets (including off-balance sheet items) and the Bank's risk-based capital ratios under the guidelines, for September 30, 1999 and December 31, 1998.

         (In thousands, except ratios)                                    1999        1998
         -----------------------------------------------------------------------------------
         Tier I capital:
              Shareholders' equity....................................  $ 14,122     $14,369
         Tier II capital:
              Loan loss reserve.......................................     1,063         940
                                                                        --------     -------
         Total Qualifying Capital.....................................  $ 15,185     $15,309
                                                                        ========     =======
Risk-adjusted assets (including off balance sheet items)..............  $112,891     $95,881

Tier I Capital Ratio (4.00% required).................................     13.52%      15.41%
Total Capital Ratio (8.00% required)..................................     13.45%      15.97%


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

The Bank's policy addresses five major components: (1) Awareness; (2) Assessment; (3) Renovation; (4) Validation and Testing; and (5) Implementation. The Bank has completed all phases, and tested all mission critical systems. Test results of all mission critical systems have been validated.

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

The Office of the Comptroller of the Currency, which is the bank's primary regulator, has been conducting Year 2000 compliance examinations. The failure to implement an adequate Year 2000 program can be identified as an unsafe and unsound banking practice. The OCC has established an examination procedure which contains three categories of ratings: "Satisfactory", "Needs Improvement", and "Unsatisfactory". Banks that receive a Year 2000 rating of Unsatisfactory may be subject to formal enforcement action, supervisory agreements, cease and desist orders, civil money penalties, or the appointment of a conservator. In addition, the OCC will be taking into account Year 2000 compliance programs when reviewing applications and may deny an application based on Year 2000 related issues. Failure of the Bank to adequately prepare for Year 2000 issues could negatively impact the Bank's operations, including the impositions of restrictions on its operations by the OCC. The Federal Deposit Insurance Corporation (FDIC) has reported that 99.9% of all banks in the United States are ready for Year 2000.

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

                   GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
               AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND RATES

                                               THREE MONTHS ENDED                       THREE MONTHS ENDED
                                               SEPTEMBER 30, 1999                       SEPTEMBER 30, 1998
                                     -------------------------------------      -------------------------------------
                                       (1)         Interest         Average       (1)         Interest        Average
                                     Average        Income/        Interest     Average       Income/        Interest
(Dollars in thousands)               Balance        Expense          Rate       Balance       Expense          Rate
INTEREST EARNING ASSETS:

 Loans:
  Mortgages ...................      $ 46,157      $    981          8.50%      $ 46,253      $    990          8.56%
  Installment .................         1,992            63         12.65          4,629           117         10.11
  Commercial ..................        49,871         1,081          8.67         33,876           828          9.78
    Total loans ...............        98,020         2,125          8.67         84,758         1,935          9.13
 Securities available for sale:
  U.S. Treasury securities ....         5,258            68          5.17          7,000           103          5.89
  U.S. government agencies ....        23,645           369          6.24          8,274           131          6.33
  Municipal bonds .............        10,674           215          8.06          5,992           105          7.01
  Other securities ............           816            18          8.82            654             7          4.28
      Total available for sale         40,393           670          6.63         21,920           346          6.31

 Securities held to maturity:

  U.S. government agencies ....         7,476           122          6.53         14,356           228          6.35
  Municipal bonds .............         2,903            48          6.61          3,083            53          6.88
  Other securities ............         4,496            75          6.67          2,317            38          6.56
    Total held to maturity ....        14,875           245          6.59         19,756           319          6.46

 Deposits in banks ............           615            10          6.50          4,448            63          5.67
      TOTAL ...................      $153,903         3,050          7.93       $130,882         2,663          8.14
INTEREST BEARING LIABILITIES:
 Deposits:
  NOW and super-NOW ...........      $ 17,421            79          1.81       $ 13,382            76          2.27
  Savings and money market ....        32,055           200          2.50         29,896           202          2.70
  Certificates of deposit .....        65,086           855          5.25         60,450           833          5.51
  Other time deposits .........           200             3          6.00            200             3          6.00
    Total deposits ............       114,762         1,137          3.96        103,928         1,114          4.29
 Other borrowed funds .........         9,086           147          6.47          2,787            33          4.74
      TOTAL ...................       123,848         1,284          4.15        106,715         1,147          4.30
Non-interest bearing
 funds, net (2) ...............        30,055                                     24,167
TOTAL SOURCES TO FUND
EARNING ASSETS ................      $153,903         1,284          3.34       $130,882         1,147          3.51
NET INTEREST/YIELD ............                    $  1,766          4.59%                    $  1,516          4.63%

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

                 See Notes to Consolidated Financial Statements

                                  GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
                            AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND RATES

                                                NINE MONTHS ENDED                           NINE MONTHS ENDED
                                               SEPTEMBER 30, 1999                           SEPTEMBER 30, 1998
                                        (1)         Interest        Average          (1)         Interest        Average
                                      Average       Income/         Interest       Average        Income/        Interest
(Dollars in thousands)                Balance       Expense           Rate         Balance        Expense          Rate
----------------------               --------      --------         --------      --------       --------        -------
INTEREST EARNING ASSETS:

 Loans:
  Mortgages ...................      $ 46,162      $  2,940           8.49%       $ 44,762       $  2,940          8.76%
  Installment .................         2,496           226          12.07           5,245            382          9.71
  Commercial ..................        45,263         2,935           8.65          31,194          2,242          9.58
    Total loans ...............        93,921         6,101           8.66          81,201          5,564          9.14
 Securities available for sale:
  U.S. Treasury securities ....         5,300           223           5.61           7,059            315          5.95
  U.S. government agencies ....        21,435           959           5.97           5,551            265          6.37
  Municipal bonds .............        10,643           555           6.95           3,867            203          7.00
  Other securities ............           883            40           6.04             619             26          5.60
      Total available for sale         38,261         1,777           6.19          17,096            809          6.31

 Securities held to maturity:

  U.S. government agencies ....         7,910           410           6.91          16,165            782          6.45
  Municipal bonds .............         3,279           151           6.14           3,529            177          6.69
  Other securities ............         4,128           191           6.17           2,242            110          6.54
    Total held to maturity ....        15,317           752           6.55          21,936          1,069          6.50

 Deposits in banks ............         2,996           121           5.38           3,351            142          5.65
      TOTAL ...................      $150,495         8,751           7.75        $123,584          7,584          8.18

INTEREST BEARING LIABILITIES:

 Deposits:
  NOW and super-NOW ...........      $ 16,449           242           1.96        $ 12,094            194          2.14
  Savings and money market ....        31,756           588           2.47          28,635            582          2.71
  Certificates of deposit .....        65,266         2,564           5.24          58,226          2,424          5.55
  Other time deposits .........           200             7           4.67             200              8          5.33
    Total deposits ............       113,671         3,401           3.99          99,155          3,208          4.31
 Other borrowed funds .........         8,880           318           4.77           1,898             68          4.78
      TOTAL ...................       122,551         3,719           4.05         101,053          3,276          4.32
Non-interest bearing
 funds, net (2) ...............        27,944                                       22,531
TOTAL SOURCES TO FUND
EARNING ASSETS ................      $150,495         3,719           3.29        $123,584          3,276          3.53
NET INTEREST/YIELD ............                    $  5,032           4.46%                      $  4,308          4.65%


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

                                                     GRANGE NATIONAL BANC CORP.
                                                     --------------------------
                                                            (Registrant)


Date    November 12, 1999                            /s/ Thomas A. McCullough
    --------------------------------                 ------------------------
                                                     Thomas A. McCullough
                                                     President
                                                     Chief Executive Officer
                                                     Chief Financial Officer

Date     November 12, 1999                           /s/ Philip O. Farr
    ---------------------------------                ------------------------
                                                     Philip O. Farr
                                                     Chief Accounting Officer