Form 10-K
period 1999-12-31
GRANGE NATIONAL BANC CORP
filed 2000-03-30
CIK 763850

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1999
                          -----------------
                                       or

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) if the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB, [ ]

     The Registrant's revenues for the year ending December 31, 1999 were $12,392,000.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 23 was $22,621,310. As of March 23, 2000, the Registrant had 783,807 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 1998 Annual Report to Shareholders are incorporated herein by reference in response to Part II hereof, and the definitive Proxy Statement relating to the 2000 Annual Meeting of Shareholders is incorporated by reference in response to Part III hereof.

     Transitional Small Business Disclosure Format: [ ] Yes [X] No

                                     PART I

Item 1: BUSINESS

General

     The Company is a Pennsylvania business corporation which is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). The Company was incorporated on October 2, 1984 for the purpose of acquiring the Grange National Bank (the "Bank") and thereby enabling the Bank to operate within a bank holding company structure. The Company became an active bank holding company on April 30, 1985 when it acquired the Bank. The Bank is a wholly-owned subsidiary of the Company. In February of 2000 the Company elected to become a financial holding company under the Gramm-Leach-Bliley Act of 1999 (the "GLB Act"). The Company's election will become effective on April 2000. As a financial holding company, the Company will have additional authority to engage in insurance and securities sales, as well as a variety of other services.

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

         As of December 31, 1999, the Company, on a consolidated basis, had total assets of $169,332,000, total deposits of $140,580,000, and total shareholder's equity of $15,962,000.

Grange National Bank

     The Bank was incorporated under the laws of the United States of America as a national bank in 1907 under its present name. Since that time, the Bank has operated as a banking institution doing business at several locations in Wyoming, Susquehanna, Bradford, and Luzerne Counties, Pennsylvania. The Bank is a member of the Federal Reserve System.

     As of December 31, 1999, the Bank had total assets of $168,924,000, total deposits of $140,587,000 and total shareholders' equity of $15,469,000. Its deposits are insured by the Bank Insurance Fund ("BIF") maintained by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum extent permitted by law.

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

     The Bank's services include accepting time, demand and savings deposits, including NOW accounts, regular savings accounts, money market accounts, fixed rate certificates of deposit and club accounts. Its services also include making secured and unsecured commercial and consumer loans, financing commercial transactions either directly or through regional industrial development corporations or the Small Business Administration, making construction and mortgage loans and the renting of safe deposit facilities. Additional services include making residential mortgage loans, small business loans, new car and truck loans and student loans and providing discount brokerage services. The Bank's business loans include seasonal credit, collateral loans, term loans and factoring of accounts receivable. The Bank sells life, health, disability, homeowner's and auto insurance.

     In September 1992, the Comptroller of the Currency approved the Bank's application for the establishment of a Trust Department. In July of 1993, the Bank began to exercise trust powers. The Bank has appointed a trust officer and retained the services of an attorney with estate planning experience to administer the services provided by the Trust Department. Although the Trust Department has begun to grow, the Bank has recognized only minimal income from the Trust Department during 1998 and 1999. Management does not expect the department to generate net income for the next several years.

     The Bank has a relatively stable deposit base and no material amount of deposits is obtained from a single depositor or group of depositors (including Federal, state and local governments). The Bank has not experienced any seasonal fluctuations in the amount of its deposits.

     No significant portion of the Bank's loans are concentrated within any one business industry. Real estate loans however accounted for 69% of the Bank's loan portfolio at December 31, 1999 and 72% at December 31, 1998. Management believes this concentration is not serious in its rural agricultural location where commercial loan demand is minimal. Recognizing the potential adverse affect these loans could place on interest margins, the Bank has an adjustable rate mortgage which adjusts annually, as well as continuing to offer a three year adjustable mortgage. The Bank also continues to offer fixed rate mortgages for ten and twenty years. For the past three years, average mortgage loan balances have approximated 37% to 42% of the Bank's total average interest earning assets. At December 31, 1999 mortgage loans were approximately 37% of total interest earning assets.

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

     The deposits of the Bank are insured up to regulatory limits by the FDIC and accordingly, are subject to deposit insurance assessments to maintain the Bank Insurance Fund (the "BIF").

     The Deposit Insurance Funds Act of 1996 (DIFA) requires banks to help pay the cost of the bonds issued by the "Financing Corporation" (FICO), which were used to finance the savings and loan bailout. The current annual cost to all Bank Insurance Fund (BIF) Members is 1.296 cents per $100 of deposits. Members of the Savings Association Insurance Fund (SAIF) are required to pay 6.48 cents per $100 of deposits. This assessment is expected to cost the Bank approximatley $18,000 in 2000.

     Dividend payments by the Bank to the Company are limited to the lesser of
(i) the amount of undivided profits; and (ii) absent regulatory approval, an amount not in excess of net income for the current year combined with retained net income for the preceding two years.

Federal Deposit Insurance Corporation Improvement Act of 1991

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") and its implementing regulations established five capital categories for insured depository institutions - well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Pursuant to the authority granted under FDICIA, U.S. bank regulatory agencies were empowered to impose progressively more restrictive constraints on the operations, management and capital distributions of an insured depository institution, depending on the category in which an institution is classified. Unless a banking institution is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized banking institution must develop a capital restoration plan and its parent bank holding company must guarantee the bank's or thrift's compliance with the plan up to the lesser of 5% of the bank's or thrift's assets at the time it became undercapitalized and the amount needed to comply with the plan.

     As of December 31, 1999, the Bank was well capitalized, based on the prompt corrective action guidelines. A bank's capital category is determined solely for the purpose of applying the OCC's, or the FDIC's, prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects.

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

Gramm-Leach-Bliley Act

     On November 12, 1999, legislation was enacted that allows bank holding companies to engage in a wider range of non- banking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act (the "GLB Act"), a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines by regulation or order is (1) financial in nature, (2) incidental to any such financial activity, or (3) complementary to any such financial system generally. The GLB Act makes significant changes in the U.S. banking law, principally by repealing the restrictive provisions of the 1933 Glass-Steagall Act. The GLB Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve Board under section 4(c)(8) of the Bank Holding Company Act. The GLB Act does not authorize banks or their affiliates to engage in commercial activities that are not financial in nature. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well capitalized, well managed and have at least a satisfactory rating under the Community Reinvestment Act. In February of 2000, the Company filed a letter with the Federal Reserve Bank of Philadelphia electing to be treated as a financial holding company under the GLB Act, which election will become effective in April 2000.

     National banks are also authorized by the GLB Act to engage through "financial subsidiaries," in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve Board, determines is financial in nature or incidental to any such financial activity, except (1) insurance underwriting, (2) real estate development or real estate investment activities (unless otherwise permitted by law), (3) insurance company portfolio investments and (4) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things requirements that the bank must be well managed and well capitalized (after deducting from the bank's capital outstanding investments in financial subsidiaries). The GLB Act provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) subject to the same conditions that apply to national bank investments in financial subsidiaries.

     The GLB Act also contains a number of other provisions that will affect the Company's and Bank's operations and the operations of all financial institutions. One of the new provisions relates to the financial privacy of consumers, authorizing federal banking regulators to adopt rules that will limit the ability of banks and other financial entities to disclose non-public information about consumers to non-affiliated entities. These limitations are expected to require more disclosure to consumers, and in some circumstances, to require consent by the consumer before information is allowed to be provided to a third party.

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

Employees

     As of December 31, 1999, the Company had a total of 83 full and part-time employees. The Company provides a variety of employment benefits and considers its relationship with its employees to be good.

Item 2: Properties

     The Company's main executive offices and financial operations center, which also serve as a branch bank, are located at 198 E. Tioga Street, Tunkhannock, Pennsylvania, which the Company owns. The Bank's main banking office is located at Main and Bee Streets in the borough of Laceyville, Wyoming County, Pennsylvania, which building is owned by the Company. In addition, the Company owns five additional properties in Pennsylvania where its other branches are located.

     o    Route 267, Lawton

     o    The corner of U.S. Route 6 and Bridge Street, in Meshoppen Borough
     o    The intersection of U.S. Routes 309 and 29 in Monroe Township
     o    198 E. Tioga St., Tunkhannock
     o    Main Street in Little Meadows
     o    400 Main Street, Towanda

     The Bank has an operating leases for offices at:
     o    78 South Wyoming Avenue, Edwardsville
     o    The Back Mountain at Trucksville
     o    The Pine Mall in Wilkes-Barre

     The Company owns a property along U.S. Route 309 in Dallas Township which it originally purchased for a branch office. The Company has this parcel on the market for sale, as the Trucksville site is near this parcel and is a superior location for a branch office. The Company also purchased property in Laceyville, near the Bank's main office, to be used for additional operations of the Bank, and to rent to tenants.

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

Item 4: Submission of Matters to a Vote of Security Holders

     None

                                     PART II

Item 5: Market for the Registrant's Common Stock and Related Stockholder Matters

     Incorporated by reference from the section entitled "Common Stock Market Price, Book Value and Dividends" in the Company's Annual Report to Shareholders for the year ended December 31, 1999.

Item 6: Selected Financial Data

     Incorporated by reference from the section entitled "Selected Financial Data" in the Company's Annual Report to shareholders for the year ended December 31, 1999.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

     Incorporated by reference from the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for the year ended December 31, 1999.

Item 8: Financial Statements and Supplementary Data

     Incorporated by reference from the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 1999.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                    PART III

Item 10: Directors and Executive Officers of the Registrant

     Incorporated by reference from the Company's Proxy Statement relating to the 2000 Annual Meeting of Shareholders filed pursuant to General Instruction E(3) to Form 10-KSB.

Item 11: Executive Compensation

     Incorporated by reference from the Company's Proxy Statement relating to the 2000 Annual Meeting of Shareholders filed pursuant to General Instruction E(3) to Form 10-KSB.

Item 12: Security Ownership of Certain Beneficial Owners and Management

     Incorporated by reference from the Company's Proxy Statement relating to the 2000 Annual Meeting of Shareholders filed pursuant to General Instruction E(3) to Form 10-KSB.

Item 13: Certain Relationships and Related Transactions

     Incorporated by reference from the Company's Proxy Statement relating to the 2000 Annual Meeting of Shareholders filed pursuant to General Instruction E(3) to Form 10-KSB.

                                     PART IV

Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) Documents filed as part of this report:

         (1) Financial Statements. The following consolidated financial statements and the notes thereto of the Company, which are included in the Company's Annual Report to Shareholders for the year ended December 31, 1999, and the report of independent public accountants which is also included in such Annual Report, are incorporated herein by reference in to Item 8 of this Report:

     Consolidated Balance Sheets -
          December 31, 1999 and 1998

     Consolidated Statements of Income -
          Years ended December 31, 1999, 1998 and 1997

     Consolidated Statements of Cash Flows -
          Years ended December 31, 1999, 1998 and 1997

     Consolidated Statements of Shareholders' Equity -
          Years ended December 31, 1999, 1998 and 1997

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

*10.3 Employment Contract with Thomas A. McCullough dated March 25, 1998, filed with the Commission on March 31, 1999

*10.4 Incentive Stock Option Plan (Filed with the 1996 Proxy Statement on April
      1, 1996).

 13.1 Annual Report to Shareholders for the year ended December 31, 1999 (such report, except for those portions expressly incorporated by reference in this Annual Report on Form 10-K, is furnished for the information of the Commission and is not to be deemed filed as part of this Report).

 21.1 Subsidiaries of the Company (incorporated by reference from exhibit 21.1 to Grange National Banc Corp.'s Registration Statement on Form SB-2 (Registration Statement No. 33- 76838) filed with the Commission on March 24, 1994).

* Management contract or compensatory plan or arrangement

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

                 (Specific sections incorporated are identified
                         under applicable items herein)

     Certain portions of the Company's Annual Report to Shareholders for the year ended December 31, 1999 are incorporated by reference in Parts II and IV of this Report.

     With the exception of the information incorporated by reference in Parts II and IV of this Report, the Company's Annual Report to Shareholders for the year ended December 31, 1999 in not deemed "filed" with the Securities and Exchange Commission for any purpose.

     Certain portions of the Company's 2000 Proxy Statement filed in connection with its Annual Meeting of Shareholders are incorporated by reference in Part II of this Report.

     Other documents incorporated by reference are listed in the Exhibit Index.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GRANGE NATIONAL BANC CORP.
                                               (Registrant)


Date March 30, 2000                         /s/ Robert C. Wheeler
     --------------                             -----------------------
                                                Robert C. Wheeler
                                                (Chairman of the Board)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Robert C. Wheeler     3/30/2000
-----------------------------------         -----------------------------------
Robert C. Wheeler            (Date)         John W. Purtell              (Date)
Chairman of the Board                       Vice-Chairman and Director
Director


/s/ Sally A. Steele       3/30/2000         /s/ Brian R. Ace          3/30/2000
-----------------------------------         -----------------------------------
Sally A. Steele              (Date)         Brian R. Ace                 (Date)
Secretary and Director                      Director


/s/ Thomas C. Burns                         /s/ Russell G. Newell     3/30/2000
-----------------------------------         -----------------------------------
Thomas C. Burns              (Date)         Russell G. Newell            (Date)
Director                                    Director


/s/ W. Kenneth Price      3/30/2000         /s/ Edward A. Coach       3/30/2000
-----------------------------------         -----------------------------------
W. Kenneth Price             (Date)         Edward A. Coach              (Date)
Director                                    Director


/s/ Thomas A. McCullough  3/30/2000         /s/ Philip O. Farr        3/30/2000
-----------------------------------         -----------------------------------
Thomas A. McCullough         (Date)         Philip O. Farr               (Date)
President and Director                      Vice President and Comptroller
Chief Executive Officer                     Chief Financial Officer
                                            Chief Accounting Officer