Form 10QSB
period 2000-03-31
GRANGE NATIONAL BANC CORP
filed 2000-05-16
CIK 763850

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2000.


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


Commission file number 0-13664

                            GRANGE NATIONAL BANC CORP.
          PENNSYLVANIA                                           23-2314065
-------------------------------                              -------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 788,187.
                                         -------

Transitional Small Business Disclosure Format (Check one): Yes      ;   No   X
                                                               -----        ---

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY

PART I.  FINANCIAL INFORMATION

ITEM 1.  Unaudited Financial Statements

                                                                                                Page
         Consolidated Statements of Financial Position as
         of March 31, 2000 and December 31, 1999...................................................2

         Consolidated Statements of Income and Comprehensive Income For the
         Three Months Ended March 31, 2000 and 1999................................................3

         Consolidated Statements of Changes to Stockholder's Equity For the Three Months
         Ended March 31, 2000 and 1999.............................................................4

         Consolidated Statements of Cash Flows For the Three Months ended
         March 31, 2000 and 1999...................................................................5

         Notes to Consolidated Financial Statements............................................6 - 7

ITEM 2.  Management's Discussion and Analysis of Financial Condition..........................8 - 13


PART II. OTHER INFORMATION:

ITEM 6.  Exhibits and Reports on Form 8-K.........................................................14


                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
          Consolidated Statements of Financial Position, March 31, 2000
                              and December 31, 1999

                                                                                        2000            1999
                                                                                    (Unaudited)       (Audited)
-----------------------------------------------------------------------------------------------------------------
ASSETS:
  Cash and due from banks.......................................................    $  2,440,177     $  4,353,347
  Interest bearing deposits.....................................................       3,326,254        2,526,347
  Investment securities, available for sale (Note 3)............................      41,106,237       41,417,763
  Investment securities, held to maturity
    (fair value 2000, $12,414,000; 1999, $12,481,000)...........................      13,182,273       13,217,040
  Loans, net of unearned interest...............................................     104,155,613      102,317,290
  Less:  allowance for loan losses..............................................       1,114,360        1,092,170
                                                                                    -----------------------------
         Loans - net............................................................     103,041,253      101,255,120
  Bank premises and equipment - net.............................................       2,827,963        2,899,382
  Other real estate.............................................................         231,601          231,601
  Accrued interest and other assets.............................................       3,591,875        3,341,951
  Intangible assets.............................................................         115,192          119,863
                                                                                    -----------------------------
    TOTAL ASSETS................................................................    $169,862,825     $169,332,414
                                                                                    =============================

LIABILITIES:
  Domestic deposits:
    Non-interest bearing deposits...............................................     $23,879,533      $22,179,696
    Interest bearing deposits...................................................     118,151,882      118,400,773
                                                                                    -----------------------------
      Total deposits............................................................     142,031,415      140,580,469
  Other borrowed funds..........................................................      10,574,131       11,786,255
  Accrued interest and other liabilities........................................         796,549        1,003,690
                                                                                    -----------------------------
      Total liabilities.........................................................     153,402,095      153,370,414
                                                                                    -----------------------------
STOCKHOLDERS' EQUITY:
  Preferred stock authorized 1,000,000 shares of $5 par;
    None issued.................................................................
  Common stock authorized 5,000,000 shares of $5 par value, 783,809
    shares issued and outstanding in 2000 and 1999 (Note 4).....................       3,919,045        3,919,045
  Additional paid-in capital....................................................       1,516,874        1,516,874
  Retained earnings.............................................................      12,293,859       11,675,129
  Accumulated other comprehensive income........................................      (1,269,000)      (1,149,000)
                                                                                    -----------------------------
 Total..........................................................................      16,460,778       15,962,048

    Treasury stock,  2 shares in 2000 and 1999, at cost.........................             (48)             (48)
                                                                                    -----------------------------
      Total stockholders' equity................................................      16,460,730       15,962,000
                                                                                    -----------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................................    $169,862,825     $169,332,414
                                                                                    =============================

                 See Notes to Consolidated Financial Statements

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
     Consolidated Statements of Income and Comprehensive Income (Unaudited)

Three Months Ended March 31,                                                             2000             1999
-----------------------------------------------------------------------------------------------------------------
Interest Income:
  Interest and fees on loans....................................................      $2,156,513       $1,941,038
  Interest and dividends
    on investment securities....................................................         850,148          681,214
  Interest on deposits in banks.................................................           6,095           56,942
                                                                                      ---------------------------
          Total interest income.................................................       3,012,756        2,679,194
                                                                                      ---------------------------
Interest Expense:
  Interest on deposits..........................................................       1,223,850        1,126,831
  Interest on borrowed funds....................................................         165,889           63,712
                                                                                      ---------------------------
          Total interest expense................................................       1,389,739        1,190,543
                                                                                      ---------------------------
        Net interest income.....................................................       1,623,017        1,488,651
      Provision for loan losses.................................................          20,000           90,000
                                                                                      ---------------------------
        Net interest income after provision for loan losses.....................       1,603,017        1,398,651
                                                                                      ---------------------------
Other Income:
  Service charges and other income..............................................         266,305          201,284
  Gain (loss) on sale of other real estate......................................          (1,000)           5,979
                                                                                      ---------------------------
          Total other income....................................................         265,305          207,263
                                                                                      ---------------------------
Other Expenses:
  Salaries and employee benefits................................................         527,522          490,710
  Occupancy expense.............................................................         107,232          105,350
  Equipment expense.............................................................          89,700           77,409
  Other operating expense.......................................................         333,138          252,115
                                                                                      ---------------------------
          Total other expenses..................................................       1,057,592          925,584
                                                                                      ---------------------------
Income before income taxes......................................................         810,730          680,330
Provision for income taxes......................................................         192,000          185,861
                                                                                      ---------------------------
Net income......................................................................        $618,730         $494,469
                                                                                      ---------------------------
Other comprehensive income, net of tax:
  Unrealized gains on securities:
     Unrealized holding gain (loss) arising during period.......................       ($120,000)       ($146,000)
                                                                                      ---------------------------
  Other comprehensive income....................................................       ($120,000)       ($146,000)
Comprehensive income............................................................        $498,730         $348,469
                                                                                      ===========================

Earnings per share (Note 4).....................................................           $0.72            $0.58
                                                                                      ===========================
Weighted average common shares..................................................         860,893          850,605



                  See Notes to Consolidate Financial Statements

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
     Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

For the Three Months Ended March 31,                                       2000               1999
------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY, January 1.......................................  $15,962,000        $14,767,316

COMMON STOCK, $5.00 PAR VALUE
Options exercised.....................................................                          46,995

ADDITIONAL PAID-IN CAPITAL
Options exercised.....................................................                          96,904

RETAINED EARNINGS
Net income............................................................      618,730            494,469

ACCUMULATED OTHER COMPREHENSIVE INCOME
Other comprehensive income, net of tax................................     (120,000)          (146,000)

TREASURY STOCK
Reissuance of common stock (1 share in 2000 and 1999, at cost)........           24                 24
                                                                        ------------------------------
STOCKHOLDERS' EQUITY, March 31........................................  $16,460,754        $15,259,684
                                                                        ==============================



                 See Notes to Consolidated Financial Statements

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows


For the Three Months Ended March 31,                                             2000              1999
-----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
 Net income ...........................................................      $   618,730       $   494,469
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization ......................................           77,250            77,250
   Provision for loan losses ..........................................           20,000            90,000
   Increase (decrease) in deferred income taxes .......................          (76,000)          (71,000)
 Changes in operating assets and liabilities:
  Increase (decrease) in accrued interest income and other assets .....         (169,253)         (171,729)

  Increase (decrease) in accrued interest expense and other liabilities         (207,141)           56,470
                                                                             -----------------------------
  NET CASH PROVIDED BY
   OPERATING ACTIVITIES ...............................................          263,586           475,460
                                                                             -----------------------------
INVESTING ACTIVITIES:
 Purchase bank premises and equipment .................................           (5,831)          (39,182)
 Decrease (increase) in other real estate .............................                0            19,991
 Purchase of securities "available for sale" ..........................       (2,098,287)       (3,983,608)
 Decrease (increase) in mortgage-backed securities "available for sale"          220,237          (164,101)
 Redemptions of securities "available for sale" .......................        2,069,576           572,597
 Purchase of securities "held to maturity" ............................                0         1,010,495)
 Redemptions of securities "held to maturity" .........................            2,256         2,313,928
 Decrease (increase) in mortgage-backed securities "held to maturity" .           32,511           257,506
 Net Increase in loans to customers ...................................       (1,836,133)       (1,615,102)
 Net Increase (decrease) in interest bearing deposits in banks ........         (799,907)       (4,228,938)
                                                                             -----------------------------
  NET CASH USED IN
   INVESTING ACTIVITIES ...............................................       (2,415,578)       (7,877,404)
                                                                             -----------------------------

FINANCING ACTIVITIES:
 Increase in deposits before interest credited ........................          774,738         3,721,794
 Increase (decrease) in borrowed funds ................................       (1,212,124)        2,603,504
 Interest credited to deposits ........................................          676,208           854,173
 Issuance of common stock .............................................                0           143,899
                                                                             -----------------------------
  NET CASH PROVIDED BY
   FINANCING ACTIVITIES ...............................................          238,822         7,323,370
                                                                             -----------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..................       (1,913,170)          (78,574)
CASH AND CASH EQUIVALENTS, January 1 ..................................        4,353,347         2,615,466
                                                                             -----------------------------
CASH AND CASH EQUIVALENTS, March 31 ...................................      $ 2,440,177       $ 2,536,892
                                                                             =============================
SUPPLEMENTARY SCHEDULE OF CASH FLOW INFORMATION:
 Cash paid during the year for:
  Interest ............................................................      $   464,134       $   237,908
  Income taxes ........................................................      $   476,000       $   108,000
 Non-cash investing and financing activities:
  Unrealized gains (losses) on securities .............................      $  (120,000)      $  (146,000)

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

4.  STOCK OPTIONS:

In January 1994, the Board adopted an Employee Stock Option Plan in which common stock options may be granted to all officers and key employees of the Company. The aggregate number of shares which may be issued upon exercise of the options under the plan is 42,843. Options are exercisable up to one-third in the second year after the date of grant, up to two-thirds in the third year after the date of grant and up to 100% in the fourth year after the date of grant, with options expiring at the end of ten years after the date of grant.

The Board of Directors also adopted a Stock Option Plan for non-employee Directors which will be available to all non-employee members of the Board of Directors. The aggregate number of shares which may be issued upon exercise of the options under the Director's plan is 42,843 shares and are exercisable in part from time to time beginning one year after the date of grant and expiring ten years thereafter. The Plan provides for adjustments to the number of options to compensate for stock dividends and splits. Accordingly all effected figures have been adjusted to reflect stock dividends. April 1, 1994 and 1997, options to purchase 2,142 shares of common stock were automatically granted to each non-employee Director under this plan expiring April 1, 2004. On April 1, 2000, options to purchase 1,071 shares were granted to each non-employee Director, as the final installment of options under this stock option plan.

The Board of Directors adopted an additional Stock Option Plan (the "Plan") in November 1995 covering the employees and directors. The Plan authorizes the grant of options to purchase not more than 117,818 shares of Common Stock under the Plan. Options granted under the Plan are intended to be either incentive stock options or nonstatutory stock options. As of April 30, 1999 options for 80,996 shares of Common Stock having various exercise prices were outstanding, 17,042 shares have been exercised, and 17,780 shares were available for future option grants under the Plan. Of the 100,038 shares of Common Stock outstanding for options, 77,803 shares of Common Stock were issued as incentive stock options. The remaining shares outstanding for options were granted to each non-employee director equally as nonstatutory stock options. Pursuant to Section 422 of the Internal Revenue Code, shareholder approval is required for the incentive stock options to qualify for favorable tax treatment. Exercise prices of options granted under all plans are current prices at time of grant.

PREFERRED STOCK:

The Company authorized 1,000,000 of preferred stock at $5 par value. At December 31, 1999 and March 31, 2000, no shares were issued nor outstanding.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION:

Our net income for the three months ending March 31, 2000 totaled $619,000 which is 25% higher than the $494,000 of net income for the same period last year. Net interest income for the three months ending March 31, 2000 increased by $134,000 to $1,623,000 compared to $1,489,000 for the same period in 1999, an increase of 9%. Interest income during the same time increased by $334,000 or 12% compared to 1999, and interest expense increased as well by $199,000 or 17% compared to 1999.

The increase in interest income was due to interest on loans which increased $216,000 or 11% compared to the same time last year. Interest income from investment securities increased by $169,000 or 25% compared to the same time last year. The Federal Reserve began raising interest rates in the middle of 1999, and we have raised our loan rates some but intense competition has kept us from raising them as much as the Federal Reserve has. This also increased the cost of our deposits. The New York prime rate has gone from 7.75% at the end of June 1999 to 9.00% at the end of March 2000, but our spread to prime on new loans has narrowed. Since we increased our purchases of longer term municipal bonds and mortgage- backed bonds last year, to increase the yield of the bond portfolio, the market value of those bonds has declined due to the rise in interest rates. The municipal bonds currently being purchased, mostly have maturities of between eight and ten years, and are classified as "available for sale". Interest on deposits in banks decreased by $51,000 from $57,000 to $6,000 due to lower balances.

The increase in interest expense is due to rising interest rates for certificates of deposit, and the increase in the balances of certificates of deposit and other borrowed funds, for the first quarter of 2000 as compared to the first quarter of 1999. The average total sources to fund earning assets increased by $18,420,000, from $142,824,000 to $161,247,000 in 2000, while the average interest rate increased from 3.34% to 3.45%, respectively.

The increase in deposits continues to provide funds for loans and liquidity. Loan demand during the first quarter was somewhat mild as loans increased $1,839,000 or 2% from $102,317,000 at December 31, 1999 to $104,156,000 at March
31, 2000. Loan demand appears to be picking up as the second quarter begins. Balances of investment securities decreased during the first quarter by $346,000 since December 31, 1999. Interest bearing deposits at banks increased by $800,000 to $3,326,000 from $2,526,000 due to deposits flowing in and bonds being called or maturing. Deposits growth was very low during the first quarter, increasing only $1,451,000, most of which was used to reduce borrowings incurred for Y2K contingencies.

The provision for loan loss during the three months ending March 31, 2000 was $20,000 compared to $90,000 for the same period in 1999. Last year during the first quarter we were concerned about a large loan defaulting and we boosted the provision. We did not incur a loss on that loan as we worked it out. This year nonperforming loans are down and we are actually experienced more recoveries than charge-offs during the first quarter. We believe the allowance for loan losses is about where it should be, and expect to only need to put in enough to maintain the allowance at about 1% of loans. The allowance for loan losses was $1,114,000 and $1,092,000 at March 31, 2000 and December 31, 1999, respectively. This represents 1.07% and 1.01% of total loans, 506% and 975% of non-performing loans, and 246% and 317% of non- performing assets, respectively. Management performs a quarterly analysis of the Bank's potential loan losses on a "worst case" basis. A loan review process is performed by an independent loan review officer on a continuing basis. This information is closely reviewed by the Board of Directors and used to evaluate the adequacy of the loan loss reserve in order to provide coverage for identifiable losses, provide coverage for unexpected losses, and to keep the size of the reserves in proportion to the growing size of the loan portfolio. The following sets forth loans past due 90 days or more on which interest has continued to be accrued for March 31, 2000 and December 31, 1999.

                                        March 2000            December 1999
                                        ----------            -------------
                                                  (In thousands)
     Real estate mortgages                 $129                    $0
     Commercial                              16
     Installment                             17                     9
                                           ----                    --
                     Total                 $162                    $9
                                           ====                    ==

Non-accrual loans decreased from $103,000 at December 31, 1999 to $58,000 at March 31, 2000. The overall quality remains very good, and management expects non-performing assets to remain at substantially the same levels as a proportion of loans.

Investments in securities was nearly unchanged, decreasing by $346,000 or less than 1% from December 31, 1999 to March 31, 2000. The average rate earned on available for sale, held to maturity and deposits in banks were 6.56%, 6.53% and 3.90% for the three months ended March 31, 2000, as compared to 6.27%, 6.64% and 5.57% for the three months ended March 31, 1999. As of March 31, 2000, the amortized value of the Bank's investments classified as held to maturity exceeded their fair value by $767,000, and the amortized value of investments classified as available for sale exceeded their fair value by $2,038,000. This is reflected as an decrease in the Bank's equity of approximately $1,269,000, net of deferred tax effects.

Higher interest rates at March 31, 2000 account for the greater unrealized losses on the available for sale securities reflected on the balance sheet. Rates are expected to continue to rise gradually during 2000. This will decrease the value of our securities classified as available for sale. As we extend the length of the securities we purchase, interest rate changes will have greater impact on the fair value of those securities. This interest rate risk is offset by higher yields on the securities. We are purchasing moderate to long maturities, generally eight to twelve years for fixed rate securities. We have a plan in place to sell certain securities depending upon how fast interest rates should rise. This will limit losses in the investment portfolio, and enable us to take advantage of the higher rates.

We are still purchasing only high quality investments to minimize credit risk to the value of our investments. There have been no adverse credit valuations on any of our investments. Although investment opportunities exist which will produce higher yields, they generally contain higher credit risk.

Salaries and employee benefits have increased by $37,000 or 8% from $491,000 to $528,000 and occupancy expense increased $2,000 or 2% from $105,000 to $107,000. Equipment expense increased $13,000 or 17% from $77,000 to $90,000, and other operating expenses increased $81,000 or 32% from $252,000 to $333,000. Increases for other operating expenses included advertising expenses, legal and professional, "Business Manager" program and charitable contributions.

Monthly we perform an interest rate and liquidity analysis to monitor the Bank's interest rate sensitivity gap and liquidity needs. These reports are reviewed by the Board of Directors and used to formulate ways to improve the Bank's interest rate gap. We place a great emphasis on adjustable rate loan products, such as variable rate home equity loans and annually adjustable mortgage loans as well as adjustable rate and short term investments, in order to minimize interest rate risk.

Since 1991 the Comptroller of the Currency has required all national banks to meet certain "Risk Based Capital" standards. These standards weight certain assets based on the risk of the asset, and also includes certain off-balance sheet items. The table below sets forth the Bank's Tier 1 and Tier 2 capital, risk adjusted assets (including off-balance sheet items) and the Bank's risk-based capital ratios under the guidelines, for March 31, 2000 and December 31, 1999.

         ]
     (In thousands, except ratios)                                    2000       1999
     Tier I capital:
          Shareholders' equity...................................   $ 17,615    $16,911
     Tier II capital:
          Loan loss reserve......................................      1,114      1,136
                                                                    --------    -------
     Total Qualifying Capital....................................   $ 18,729    $18,047
                                                                    ========    =======
Risk-adjusted assets (including off balance sheet items).........   $101,176    $99,658

Tier I Capital Ratio (4.00% required)............................      17.41%     16.97%
Total Capital Ratio (8.00% required).............................      18.51%     18.11%

Year 2000 Impact

The final dates for possible "Year 2000" concerns were February 29, 2000 (Leap
Day) and March 31, 2000 (the end of the first quarter). We did not have any computer hardware or software problems with either of these dates, nor were we impacted by any possible problems with any vendors, suppliers or correspondent banks. As we previously reported, the year end change over was also pleasantly uneventful.

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
               Average Balances, Interest Income/Expense and Rates

Three months ended,                                  March 31, 2000                     March 31, 1999

                                                  (1)       Interest     Average        (1)       Interest     Average
                                                Average      Income/    Interest      Average      Income/     Interest
(Dollars in thousands)                          Balance      Expense      Rate        Balance      Expense      Rate
-----------------------------------------------------------------------------------------------------------------------
INTEREST EARNING ASSETS:
 Loans:
  Mortgages.................................   $ 58,587      $1,222       8.34%       $ 46,950     $  988        8.42%
  Consumer..................................     10,902         258       9.47          10,233        233        9.11
  Commercial................................     33,778         731       8.66          34,959        747        8.55
                                               --------------------                   -------------------
    Total loans.............................    103,267       2,211       8.56          92,142      1,968        8.54
                                               --------------------                   -------------------
 Securities available for sale:
  U.S. Treasury securities..................      4,854          72       5.93           5,392         79        5.86
  U.S. government agencies..................     25,412         391       6.15          15,755        255        6.47
  Municipal bonds...........................     12,369         220       6.95           8,446        140        6.63
  Other securities..........................      1,258          42      13.35             662
                                               --------------------                   -------------------
      Total available for sale..............     44,163         725       6.56          30,255        474        6.27
                                               --------------------                   -------------------
 Securities held to maturity:
  U.S. government agencies..................      5,005          81       6.47          10,246        173        6.75
  Municipal bonds...........................      2,414          42       7.03           3,015         51        6.77
  Other securities..........................      5,783          92       6.36           3,074         47        6.12
                                               --------------------                   -------------------
    Total held to maturity..................     13,202         215       6.53          16,335        271        6.64
                                               --------------------                   -------------------
 Deposits in banks..........................        615           6       3.90           4,092         57        5.57
                                               --------------------                   -------------------
  TOTAL.....................................   $161,247       3,157       7.83        $142,824      2,770        7.76
                                               ========------------                   ========-----------
INTEREST BEARING LIABILITIES:
 Deposits:
  NOW and super-NOW.........................    $15,564          80       2.06         $15,349         77        2.01
  Savings and money market..................     30,233         184       2.43          30,791        192        2.49
  Certificates of deposit...................     71,384         957       5.36          64,794        856        5.28
  Other time deposits.......................        200           3       6.00             200          2        4.00
                                               --------------------                   -------------------
    Total deposits..........................    117,381       1,224       4.17         111,134      1,127        4.06
 Other borrowed funds.......................     12,533         166       5.30           5,688         64        4.50
                                               --------------------                   -------------------
      TOTAL.................................    129,914       1,390       4.28         116,822      1,191        4.08
Non-interest bearing funds, net (2).........     31,333                                 26,002
                                               --------------------                   -------------------
TOTAL SOURCES TO FUND
EARNING ASSETS..............................   $161,247       1,390       3.45        $142,824      1,191        3.34
                                               ========------------                   ========-----------
NET INTEREST/YIELD..........................                 $1,767      4.38%                     $1,579       4.42%
                                                             ======                                ======

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

                                            GRANGE NATIONAL BANC CORP.
                                            ------------------------------------
                                            (Registrant)

Date     May 15, 2000                       /s/ Thomas A. McCullough
     ------------------                     -----------------------------------
                                            Thomas A. McCullough
                                            President
                                            Chief Executive Officer


Date    May 15, 2000                        /s/ Philip O. Farr
    -------------------                     ------------------------------------
                                            Philip O. Farr
                                            Vice President
                                            Chief Financial Officer
                                            Chief Accounting Officer