Form 10QSB
period 2000-06-30
GRANGE NATIONAL BANC CORP
filed 2000-08-14
CIK 763850

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000.


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 799,609
                                         -------

Transitional Small Business Disclosure Format (Check one): Yes       ;  No   X
                                                               -----        ---

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. Unaudited Financial Statements

                                                                                                              Page
                                                                                                              ----
         Consolidated Statements of Financial Position as
         of June 30, 2000 and December 31, 1999...................................................................2

         Consolidated Statements of Income and Comprehensive Income For the
         Three and Six Months Ended June 30, 2000 and 1999........................................................3

         Consolidated Statements of Changes to Stockholder's Equity For the Six Months
         Ended June 30, 2000 and 1999.............................................................................4

         Consolidated Statements of Cash Flows For the Six Months ended
         June 30, 2000 and 1999...................................................................................5

         Notes to Consolidated Financial Statements.............................................................6-7

ITEM 2.  Management's Discussion and Analysis of Financial Condition...........................................8-14


PART II. OTHER INFORMATION:

ITEM 6.  Exhibits and Reports on Form 8-K........................................................................15



                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
 Consolidated Statements of Financial Position, June 30, 2000 and December 31, 1999

                                                                                     2000              1999
                                                                                  (Unaudited)        (Audited)
-----------------------------------------------------------------------------------------------------------------
ASSETS:
  Cash and due from banks.......................................................  $  2,747,667     $  4,353,347
  Interest bearing deposits.....................................................     7,474,150        2,526,347
  Investment securities, available for sale (Note 3)............................    44,086,758       41,417,763
  Investment securities, held to maturity
    (fair value 2000, $15,290,000; 1999, $12,481,000)...........................    15,545,383       13,217,040
  Loans, net of unearned interest...............................................   103,295,423      102,317,290
  Less:  allowance for loan losses..............................................     1,108,585        1,092,170
                                                                                  -----------------------------
         Loans - net............................................................   102,186,838      101,225,120
  Bank premises and equipment - net.............................................     2,928,893        2,899,382
  Other real estate.............................................................       331,561          231,601
  Accrued interest and other assets.............................................     4,576,324        3,341,951
  Intangible assets.............................................................       110,520          119,863
                                                                                  -----------------------------
    TOTAL ASSETS................................................................  $179,988,094     $169,332,414
                                                                                  =============================

LIABILITIES:
  Domestic deposits:
    Non-interest bearing deposits...............................................  $ 23,782,924     $ 22,179,696
    Interest bearing deposits...................................................   121,620,561      118,400,773
                                                                                  -----------------------------
      Total deposits............................................................   145,403,485      140,580,469
  Other borrowed funds..........................................................    16,166,839       11,786,255
  Accrued interest and other liabilities........................................       967,514        1,003,690
                                                                                  -----------------------------
      Total liabilities.........................................................   162,537,838      153,370,414
                                                                                  -----------------------------
STOCKHOLDERS' EQUITY:
  Preferred stock authorized 1,000,000 shares of $5 par;
    None issued.................................................................
  Common stock authorized 5,000,000 shares of $5 par value, 799,610
    and 783,809 shares issued and outstanding in 2000 and 1999 (Note 4).........     3,998,050        3,919,045
  Additional paid-in capital....................................................     1,916,355        1,516,874
  Retained earnings.............................................................    12,548,875       11,675,129
  Accumulated other comprehensive income........................................    (1,013,000)      (1,149,000)
                                                                                  -----------------------------
 Total..........................................................................    17,450,280       15,962,048

    Treasury stock, 1 and 2  shares in 2000 and 1999, respectively, at cost.....           (24)             (48)
                                                                                  -----------------------------
      Total stockholders' equity................................................    17,450,256       15,962,000
                                                                                  -----------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................................  $179,988,094     $169,332,414
                                                                                  =============================

                 See Notes to Consolidated Financial Statements


                                     GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
                      Consolidated Statements of Income and Comprehensive Income (Unaudited)

                                                                    Three months ended            Six months ended
                                                                          June 30                      June 30
                                                                    2000           1999           2000          1999
------------------------------------------------------------------------------------------------------------------------
Interest Income:
  Interest and fees on loans ................................   $ 2,221,280    $ 1,981,022    $ 4,377,793    $ 3,922,060
  Interest and dividends
    on investment securities ................................       846,618        782,400      1,696,766      1,463,614
  Interest on deposits in banks .............................        32,510         54,060         38,605        111,002
                                                                -----------    -----------    -----------    -----------
          Total interest income .............................     3,100,408      2,817,482      6,113,164      5,496,676
                                                                -----------    -----------    -----------    -----------
Interest Expense:
  Interest on deposits ......................................     1,282,685      1,137,091      2,506,535      2,263,922
  Interest on borrowed funds ................................       160,624        107,012        326,513        170,724
                                                                -----------    -----------    -----------    -----------
          Total interest expense ............................     1,443,309      1,244,103      2,833,048      2,434,646
                                                                -----------    -----------    -----------    -----------
        Net interest income .................................     1,657,099      1,573,379      3,280,116      3,062,030
      Provision for loan losses .............................        20,000         60,000         40,000        150,000
                                                                -----------    -----------    -----------    -----------
        Net interest income after provision for
          loan losses .......................................     1,637,099      1,513,379      3,240,116      2,912,030
                                                                -----------    -----------    -----------    -----------
Other Income:
  Service charges and other income ..........................       279,155        264,415        545,460        465,699
  Gain (loss) on sale of securities .........................                        8,394                         8,394
  Gain (loss) on sale of other real estate ..................       (14,959)        23,005        (15,959)        28,984
                                                                -----------    -----------    -----------    -----------
          Total other income ................................       264,196        295,814        529,501        503,077
                                                                -----------    -----------    -----------    -----------
Other Expenses:
  Salaries and employee benefits ............................       516,765        498,120      1,044,287        988,830
  Occupancy expense .........................................       106,843        107,623        214,075        212,973
  Equipment expense .........................................        97,837         88,603        187,537        166,012
  Other operating expense ...................................       293,158        297,426        626,296        549,541
                                                                -----------    -----------    -----------    -----------
          Total other expenses ..............................     1,014,603        991,772      2,072,195      1,917,356
                                                                -----------    -----------    -----------    -----------
Income before income taxes ..................................       886,692        817,421      1,697,422      1,497,751
Provision for income taxes ..................................       206,000        227,000        398,000        412,861
                                                                -----------    -----------    -----------    -----------
Net income ..................................................   $   680,692    $   590,421    $ 1,299,422    $ 1,084,890
                                                                -----------    -----------    -----------    -----------
Other comprehensive income, net of tax:
  Unrealized gains on securities:
     Unrealized holding gain (loss) arising during period ...   $   256,000    $  (808,000)   $   136,000    $  (694,000)
                                                                -----------    -----------    -----------    -----------
Comprehensive income ........................................   $   936,692    $  (217,579)   $ 1,435,422    $   390,890
                                                                ===========    ===========    ===========    ===========

Earnings per share (Note 4) .................................   $      0.77    $      0.69    $      1.49    $      1.27
                                                                ===========    ===========    ===========    ===========
Weighted average common shares ..............................       868,412        855,486        870,384        853,965


                  See Notes to Consolidate Financial Statements

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
     Consolidated Statements of Changes in Stockholders' Equity (Unaudited)


For the Six Months Ended June 30,                                                      2000              1999
-----------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY, January 1...............................................     $15,962,000        $14,767,316

COMMON STOCK, $5.00 PAR VALUE
Options exercised...............................................................        21,890             64,310
Stock dividend $0.54 and $0.47 per share in 2000 and 1999,
     plus cash in lieu of fractional shares.....................................        57,115             36,625

ADDITIONAL PAID-IN CAPITAL
Options exercised...............................................................        45,312            129,319
Stock dividend $0.54 and $0.47 per share in 2000 and 1999,
     plus cash in lieu of fractional shares.....................................       354,113            307,650

RETAINED EARNINGS
Stock dividend $0.54 and $0.47 per share in 2000 and 1999,
     plus cash in lieu of fractional shares.....................................      (411,228)          (344,275)
Cash paid in lieu of fractional shares due to stock dividend....................       (14,392)           (15,000)
Net income......................................................................     1,299,422          1,084,890

ACCUMULATED OTHER COMPREHENSIVE INCOME
Other comprehensive income (loss), net of tax...................................       136,000          (954,000)
                                                                                   -----------        -----------

TREASURY STOCK
Reissuance of common stock
     (1 share in 2000 and 1999, at cost)                                                    24                 24

STOCKHOLDERS' EQUITY, June 30...................................................   $17,450,256        $15,076,859
                                                                                   ===========        ===========

                 See Notes to Consolidated Financial Statements


                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
======================================================================================================
                      Consolidated Statements of Cash Flows
------------------------------------------------------------------------------------------------------
For the Six Months Ended June 30,                                             2000            1999
------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
 Net income ...........................................................   $  1,299,422    $  1,084,890
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization ......................................        154,500         154,500
   Provision for loan losses ..........................................         40,000         150,000
   Increase (decrease) in deferred income taxes .......................         83,000        (486,000)
 Changes in operating assets and liabilities:
  Increase (decrease) in accrued interest income and other assets .....     (2,321,029)       (242,073)
  Increase (decrease) in accrued interest expense and other liabilities        (36,176)        (77,293)
                                                                          ------------    ------------
  NET CASH PROVIDED BY
   OPERATING ACTIVITIES ...............................................       (780,283)        584,024
                                                                          ------------    ------------
INVESTING ACTIVITIES:
 Purchase bank premises and equipment .................................       (184,011)        (60,638)
 Decrease (increase) in other real estate .............................        (99,960)       (140,010)
 Purchase of securities "available for sale" ..........................     (5,574,716)    (11,099,470)
 Decrease (increase) in mortgage-backed securities "available for sale"        608,652      (6,297,172)
 Sales of securities "available for sale" .............................              0       2,340,722
 Redemptions of securities "available for sale" .......................      3,446,069         529,164
 Purchase of securities "held to maturity" ............................     (2,440,490)     (2,560,779)
 Redemptions of securities "held to maturity" .........................          4,703       3,769,487
 Decrease (increase) in mortgage-backed securities
   "held to maturity" .................................................        107,444         350,122
 Net Increase in loans to customers ...................................     (1,001,719)     (1,405,291)
 Net Increase (decrease) in interest bearing deposits in banks ........     (4,947,803)      2,910,215
                                                                          ------------    ------------
  NET CASH USED IN
   INVESTING ACTIVITIES ...............................................    (10,081,831)    (11,663,650)
                                                                          ------------    ------------
FINANCING ACTIVITIES:

 Increase in deposits before interest credited ........................      2,623,172       3,835,896
 Increase (decrease) in borrowed funds ................................      4,380,584       5,432,466
 Interest credited to deposits ........................................      2,199,844       2,031,827
 Cash in lieu of fractional shares ....................................        (14,392)        (15,000)
 Proceeds of sale of treasury stock ...................................             24              24
 Issuance of common stock .............................................         67,202         193,629
                                                                          ------------    ------------

  NET CASH PROVIDED BY
   FINANCING ACTIVITIES ...............................................      9,256,434      11,478,842
                                                                          ------------    ------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS .....................................................     (1,605,680)        399,216
CASH AND CASH EQUIVALENTS, January 1 ..................................      4,353,347       2,615,466
                                                                          ------------    ------------
CASH AND CASH EQUIVALENTS, June 30 ....................................   $  2,747,667    $  3,014,682
                                                                          ============    ============
SUPPLEMENTARY SCHEDULE OF CASH FLOW INFORMATION:
 Cash paid during the year for:
  Interest ............................................................   $    501,414    $    479,077
  Income taxes ........................................................   $    526,000    $    460,000
 Non-cash investing and financing activities:
  Unrealized gains (losses) on securities .............................   $    136,000    $   (954,000)
  Stock dividend ......................................................        411,228         344,275


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

         The Board of Directors also adopted a Stock Option Plan for non-employee Directors which will be available to all non-employee members of the Board of Directors. The aggregate number of shares which may be issued upon exercise of the options under the Director's plan is 44,443 shares and are exercisable in part from time to time beginning one year after the date of grant and expiring ten years thereafter. The Plan provides for adjustments to the number of options to compensate for stock dividends and splits. Accordingly all effected figures have been adjusted to reflect stock dividends. April 1, 1994 and 1997, options to purchase 2,222 shares of common stock were automatically granted to each non-employee Director under this plan expiring April 1, 2004. On April 1, 2000, options to purchase 1,087 shares were granted to each non-employee Director, as the final installment of options under this stock option plan.

         The Board of Directors adopted an additional Stock Option Plan (the "Plan") in November 1995 covering the employees and directors. The Plan authorizes the grant of options to purchase not more than 122,218 shares of Common Stock under the Plan. Options granted under the Plan are intended to be either incentive stock options or nonstatutory stock options. As of April 30, 2000 options for 85,785 shares of Common Stock having various exercise prices were outstanding, 17,064 shares have been exercised, and 19,369 shares were available for future option grants under the Plan. Of the 102,849 shares of Common Stock outstanding for options, 76,179 shares of Common Stock were issued as incentive stock options. The remaining shares outstanding for options were granted to each non-employee director equally as nonstatutory stock options. Pursuant to Section 422 of the Internal Revenue Code, shareholder approval is required for the incentive stock options to qualify for favorable tax treatment. Exercise prices of options granted under all plans are current prices at time of grant.

         PREFERRED STOCK:

         The Company authorized 1,000,000 of preferred stock at $5 par value. At December 31, 1999 and June 30, 2000, no shares were issued nor outstanding.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION:

Net income for the three months ending June 30, 2000 totaled $681,000 which is a 15% increase over the $590,000 reported for the same period in 1999. Net interest income for the three months ending June 30, 2000 increased by $84,000 to $1,657,000 compared to $1,573,000 for the same period in 1999. This constitutes an increase of 5% over the previous year. Interest income for this period increased by $283,000 or 10% compared to 1999, and interest expense increased as well by $199,000 or 16% compared to 1999.

The increase in interest income has been principally from interest and fees on loans which increased $240,000 or 12% compared to the same period last year. Interest income from investment securities increased by $65,000 or 8% compared to the same period last year. The Federal Reserve began raising interest rates in the middle of 1999, and we have raised our loan rates some but intense competition has kept us from raising them as much as the Federal Reserve has. This also increased the cost of our deposits. The New York prime rate has gone from 7.75% at the end of June 1999 to 9.50% at the end of June 2000, but our spread to prime on new loans has narrowed. Since we increased our purchases of longer term municipal bonds and mortgage-backed bonds last year, to increase the yield of the bond portfolio, the market value of those bonds has declined due to the rise in interest rates. The municipal bonds currently being purchased, mostly have maturities of between eight and ten years, and are classified as "available for sale". Interest on deposits in banks decreased by $21,000 from $54,000 to $33,000 due to lower balances.

The increase in interest expense is due to the increase in interest bearing deposits and other borrowed funds during the second quarter of 2000 as compared to the second quarter of 1999. The average total sources to fund earning assets increased by $14,230,000, from $151,297,000 to $165,527,000 in 2000, while the interest expense increased by $200,000 from $1,244,000 to $1,444,000. The corresponding average interest rate on liabilities funding assets increased from 3.29% in 1999 to 3.49% in 2000.

Deposits continue to provide funds for loans and liquidity, but seem to have leveled off; a trend most banks are experiencing this year. The bank purchased a small grocery store office from Pioneer American Bank N.A in June, bringing in deposits of $1,500,000. Loan demand during the second quarter was steady but below last year's pace having increased only $978,000 since December 31, 1999 to $103,295,000 at June 30, 2000. Loan demand has increased and is expected to be strong during the third quarter. Balances of investment securities increased by $4,997,000 or 8% since December 31, 1999. Management has borrowed $2,500,000 from the Federal Home Loan Bank (FHLB) in term advances, during 2000, and used the funds to purchase corporate bonds. The bank will have a guaranteed interest spread until the call dates on the FHLB term advances, at which time the bank can payback the advances if the FHLB adjusts the rates or pay the new rates. Management will plan for sufficient liquidity to pay the advances when it expects the FHLB will change the rates. This arbitrage accounts for part of the increase in the interest income from investment securities. Interest bearing deposits at banks increased by $4,948,000 to $7,474,000 from $2,526,000 due to a few large municipal time deposits.

The provision for loan loss during the three months ending June 30, 2000 was $20,000 compared to $60,000 for the same period in 1999. During the first half of 1999 we were concerned about a large loan defaulting and we boosted the provision. We did not incur a loss on that loan as we worked it out. Nonperforming loans remained about the same during the second quarter as they were in the first quarter. We believe the allowance for loan losses is about where it should be, and expect to only need to put in enough to maintain the allowance at about 1% of loans. The allowance for loan losses was $1,109,000 and $1,092,000 at June 30, 2000 and December 31, 1999, respectively. This represents 1.07% and 1.01% of total loans, 916% and 975% of non- performing loans, and 245% and 317% of non-performing assets, respectively. Management performs a quarterly analysis of the Bank's potential loan losses on a "worst case" basis. A loan review process is performed by an independent loan review officer on a continuing basis. This information is closely reviewed by the Board of Directors and used to evaluate the adequacy of the loan loss reserve in order to provide coverage for identifiable losses, provide coverage for unexpected losses, and to keep the size of the reserves in proportion to the growing size of the loan portfolio.

The following sets forth loans past due 90 days or more on which interest has continued to be accrued for June 30, 2000 and December 31, 1999.

                                             June 2000           December 1999
                                                      (In thousands)
           Real estate mortgages                 $30                   $0
           Commercial
           Installment                             6                    9
                                                 ---                   --
                           Total                 $36                   $9
                                                 ===                   ==

Non-accrual loans decreased from $103,000 at December 31, 1999 to $85,000 at June 30, 2000. The overall quality remains very good, and management expects non-performing assets to remain at substantially the same levels as a proportion of loans. Other real estate owned increased from $232,000 at December 1999 to $332,000 at June 1999.

Investments in securities increased $4,997,000 or 9% from December 31, 1999 to June 30, 2000. The average rate earned on available for sale, held to maturity and deposits in banks were 6.48%, 6.08% and 6.65% for the three months ended June 30, 2000, as compared to 6.27%, 6.35% and 5.28% for the three months ended June 30, 1999. As of June 30, 2000, the amortized value of the Bank's investments classified as held to maturity exceeded their fair value by $256,000, and the amortized value of investments classified as available for sale exceeded their fair value by $1,541,000. This is reflected as an decrease in the Bank's equity of approximately $1,013,000, net of deferred tax effects.

Higher interest rates at June 30, 2000 account for the greater unrealized losses on the available for sale securities reflected on the balance sheet. Rates appear to have leveled off and may even decline slightly during last half of 2000. This will increase the value of our securities classified as available for sale. As we extend the length of the securities we purchase, interest rate changes will have greater impact on the fair value of those securities. This interest rate risk is offset by higher yields on the securities. We are purchasing moderate to long maturities, generally eight to twelve years for fixed rate securities. We have a plan in place to sell certain securities depending upon how fast interest rates should rise. This will limit losses in the investment portfolio, and enable us to take advantage of the higher rates.

We are still purchasing only high quality investments to minimize credit risk to the value of our investments. There have been no adverse credit valuations on any of our investments. Although investment opportunities exist which will produce higher yields, they generally contain higher credit risk.

Salaries and employee benefits for the three months ended June 30, 2000 have increased by $19,000 or 4% from $498,000 to $517,000 and occupancy expense remained virtually unchanged from 1999. Equipment expense increased $9,000 or 10% from $89,000 to $98,000, while other operating expenses decreased $4,000 or 1% from $297,000 to $293,000.

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

Since 1991 the Comptroller of the Currency has required all national banks to meet certain "Risk Based Capital" standards. These standards weight certain assets based on the risk of the asset, and also includes certain off-balance sheet items. The table below sets forth the Bank's Tier 1 and Tier 2 capital, risk adjusted assets (including off-balance sheet items) and the Bank's risk-based capital ratios under the guidelines, for June 30, 2000 and December 31, 1999.


         (In thousands, except ratios)                                    2000       1999
         -----------------------------                                  --------   -------
         Tier I capital:
              Shareholders' equity..................................    $ 18,352   $16,911
         Tier II capital:
              Loan loss reserve.....................................      1,193      1,136
                                                                        --------   -------
         Total Qualifying Capital...................................    $ 19,545   $18,047
                                                                        ========   =======
Risk-adjusted assets (including off balance sheet items)............    $107,598   $99,658


Tier I Capital Ratio (4.00% required)...............................       17.06%    16.97%
Total Capital Ratio (8.00% required)................................       18.16%    18.11%
Tier I Leverage Ratio...............................................       10.60%    10.55%

Year 2000 Impact

The final dates for possible "Year 2000" concerns were February 29, 2000 (Leap
Day) and March 31, 2000 (the end of the first quarter). We did not have any computer hardware or software problems with either of these dates, nor were we impacted by any possible problems with any vendors, suppliers or correspondent banks. The year end change over was also pleasantly uneventful.


                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
======================================================================================================================
               AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND RATES

----------------------------------------------------------------------------------------------------------------------
                                         THREE MONTHS ENDED                            THREE MONTHS ENDED
                                              JUNE 30, 2000                              JUNE 30, 1999
                                      --------------------------------------------------------------------------------
                                        (1)        Interest        Average        (1)         Interest        Average
                                      Average       Income/       Interest      Average       Income/         Interest
(Dollars in thousands)                Balance       Expense         Rate        Balance       Expense           Rate
----------------------------------------------------------------------------------------------------------------------
INTEREST EARNING ASSETS:
 Loans:
  Mortgages ...................      $ 59,538      $  1,254         8.42%      $ 45,391       $    971           8.56%
  Consumer ....................        11,031           258         9.36         10,233            233           9.11
  Commercial ..................        34,552           756         8.75         36,313            804           8.86
                                     --------      --------                    --------       --------
    Total loans ...............       105,121         2,268         8.63         91,937          2,008           8.74
                                     --------      --------                    --------       --------
 Securities available for sale:
  U.S. Treasury securities ....         2,740            43         6.28          5,258             76           5.78
  U.S. government agencies ....        27,303           426         6.24         23,645            335           5.67
  Municipal bonds .............        12,639           219         6.93         10,674            200           7.49
  Other securities ............         1,258            24         7.63            816             22          10.78
                                     --------      --------                    --------       --------
      Total available for sale         43,940           712         6.48         40,393            633           6.27
                                     --------      --------                    --------       --------

 Securities held to maturity:

  U.S. government agencies ....         5,020            80         6.37          7,476            115           6.15
  Municipal bonds .............         2,414            34         5.63          2,903             52           7.17
  Other securities ............         7,048           106         6.02          4,496             69           6.14
                                     --------      --------                    --------       --------
    Total held to maturity ....        14,482           220         6.08         14,875            236           6.35
                                     --------      --------                    --------       --------

 Deposits in banks ............         1,984            33         6.65          4,092             54           5.28
                                     --------      --------                    --------       --------
      TOTAL ...................      $165,527         3,233         7.81       $151,297          2,931           7.75
                                     ========      ========                    ========       ========
INTEREST BEARING LIABILITIES:
 Deposits:
  NOW and super-NOW ...........      $ 17,503           102         2.33       $ 17,421             86           1.97
  Savings and money market ....        31,931           196         2.46         32,055            196           2.45
  Certificates of deposit .....        71,316           982         5.51         65,086            853           5.24
  Other time deposits .........           200             3         6.00            200              2           4.00
                                     --------      --------                    --------       --------
    Total deposits ............       120,950         1,283         4.24        114,762          1,137           3.96
 Other borrowed funds .........        10,334           161         6.23          9,086            107           4.71
                                     --------      --------                    --------       --------
      TOTAL ...................       131,284         1,444         4.40        123,848          1,244           4.02
Non-interest bearing
 funds, net (2) ...............        34,243                                    27,449
                                     --------      --------                    --------       --------
TOTAL SOURCES TO FUND
EARNING ASSETS ................      $165,527         1,444         3.49       $151,297          1,244           3.29
                                     ========      --------                    ========       --------
NET INTEREST/YIELD ............                    $  1,789         4.32%                     $  1,687           4.46%
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

                 See Notes to Consolidated Financial Statements


                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
======================================================================================================================
               AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND RATES
----------------------------------------------------------------------------------------------------------------------
                                            SIX MONTHS ENDED                            SIX MONTHS ENDED
                                              JUNE 30, 2000                              JUNE 30, 1999
                                      --------------------------------------------------------------------------------
                                        (1)        Interest        Average        (1)         Interest        Average
                                      Average       Income/       Interest      Average       Income/         Interest
(Dollars in thousands)                Balance       Expense         Rate        Balance       Expense           Rate
----------------------------------------------------------------------------------------------------------------------
INTEREST EARNING ASSETS:
 Loans:
  Mortgages ...................      $ 59,161      $  2,476         8.37%      $ 46,166       $  1,959           8.49%
  Consumer ....................        11,027           516         9.36          9,770            477           9.76
  Commercial ..................        33,930         1,487         8.77         35,909          1,540           8.58
                                     --------      --------                    --------       --------
    Total loans ...............       104,118         4,479         8.60         91,845          3,976           8.66
                                     --------      --------                    --------       --------
 Securities available for sale:
  U.S. Treasury securities ....         3,796           115         6.06          5,325            155           5.82
  U.S. government agencies ....        26,359           817         6.20         19,536            590           6.04
  Municipal bonds .............        12,639           439         6.95          9,562            340           7.11
  Other securities ............         1,284            66         0.28            739             22           5.95
                                     --------      --------                    --------       --------
      Total available for sale         44,078         1,437         6.52         35,162          1,107           6.30
                                     --------      --------                    --------       --------

 Securities held to maturity:

  U.S. government agencies ....         5,009           161         6.43          8,849            288           6.51
  Municipal bonds .............         2,414            76         6.30          3,462            103           5.95
  Other securities ............         6,416           198         6.17          3,790            116           6.12
                                     --------      --------                    --------       --------
    Total held to maturity ....        13,839           435         6.29         16,101            507           6.30
                                     --------      --------                    --------       --------
 Deposits in banks ............         1,181            39         6.60          2,671            111           8.31
                                     --------      --------                    --------       --------
      TOTAL ...................      $163,216         6,390         7.83       $145,779          5,701           7.82
                                     ========      --------                    ========       --------
INTEREST BEARING LIABILITIES:
 Deposits:
  NOW and super-NOW ...........      $ 16,534           182         2.20       $ 16,394            163           1.99
  Savings and money market ....        31,081           380         2.45         31,427            388           2.47
  Certificates of deposit .....        71,351         1,939         5.44         65,334          1,709           5.23
  Other time deposits .........           200             6         6.00            200              4           4.00
                                     --------      --------                    --------       --------
    Total deposits ............       119,166         2,507         4.21        113,355          2,264           3.99
 Other borrowed funds .........        12,251           327         5.34          7,398            171           4.62
                                     --------      --------                    --------       --------
      TOTAL ...................       131,417         2,834         4.31        120,753          2,435           4.03
Non-interest bearing
 funds, net (2) ...............        31,799                                    25,026
                                     --------      --------                    --------       --------
TOTAL SOURCES TO FUND
EARNING ASSETS ................      $163,216         2,834         3.47       $145,779          2,435           3.34
                                     ========      --------                    ========       --------
NET INTEREST/YIELD ............                    $  3,556         4.36%                     $  3,266           4.48%
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

                                                     GRANGE NATIONAL BANC CORP.
                                                     --------------------------
                                                     (Registrant)


Date August 10, 2000                              /s/ Thomas A. McCullough
     ---------------                              ------------------------------
                                                      Thomas A. McCullough
                                                      President
                                                      Chief Executive Officer

Date August 10, 2000                              /s/ Philip O. Farr
     ---------------                              ------------------------------
                                                      Philip O. Farr
                                                      Chief Accounting Officer
                                                      Chief Financial Officer