Form 10QSB
period 2000-09-30
GRANGE NATIONAL BANC CORP
filed 2000-11-16
CIK 763850

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000.

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


Commission file number 0-13664

                         GRANGE NATIONAL BANC CORP

           PENNSYLVANIA                              23-23140625
  ------------------------------          -----------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  Incorporation or organization)

                198 E. Tioga St., Tunkhannock, Pennsylvania
                -------------------------------------------
                 (Address of principal executive offices)

                              (570) 836-2100
                              --------------
           (Registrant's telephone number, including area code)


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

PART I.   FINANCIAL INFORMATION

ITEM 1.   Unaudited Financial Statements

                                                                          Page

     Consolidated Statements of Financial Position as
     of September 30, 2000 and December 31, 1999............................2

     Consolidated Statements of Income and Comprehensive Income For the
     Three and Nine Months Ended September 30, 2000 and 1999................3

     Consolidated Statements of Changes to Stockholder?s Equity For the
     Nine Months Ended September 30, 2000 and 1999..........................4

     Consolidated Statements of Cash Flows For the Nine Months ended
     September 30, 2000 and 1999............................................5

     Notes to Consolidated Financial Statements.........................6 - 7

ITEM 2.   Management's Discussion and Analysis of Financial Condition..8 - 14

PART II.  OTHER INFORMATION:

ITEM 6.   Exhibits and Reports on Form 8-K.................................15

                 GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
==============================================================================
               CONSOLIDATED STATEMENTS OF FINANCIAL POSITION,
                  SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
------------------------------------------------------------------------------
                                                        2000          1999
                                                     (UNAUDITED)    (AUDITED)
------------------------------------------------------------------------------
ASSETS:

Cash and due from banks                            $  2,679,631   $  4,353,347
Interest bearing deposits                             4,375,998      2,526,347
Investment securities, available for sale (Note 3) 43,978,988 41,417,763 Investment securities, held to maturity
   (fair value 2000, $15,335,000; 1999,
   $12,481,000)                                      15,411,330     13,217,040

Loans, net of unearned interest                     110,497,437    102,317,290
Less:  allowance for loan losses                      1,130,605      1,092,170
                                                   ------------   ------------

Loans - net                                         109,366,832    101,225,120

Bank premises and equipment - net                     2,893,034      2,899,382
Other real estate                                       326,560        231,601
Accrued interest and other assets                     4,644,620      3,341,951
Intangible assets                                       105,848        119,863
                                                   ------------   ------------

TOTAL ASSETS                                        183,782,841    169,332,414
                                                   ============   ============

LIABILITIES:
Domestic deposits:
Non-interest bearing deposits                        25,901,854     22,179,696
Interest bearing deposits                           126,749,772    118,400,773
                                                   ------------   ------------

Total deposits                                      152,651,626    140,580,469
Other borrowed funds                                 11,585,047     11,786,255
Accrued interest and other liabilities                1,060,016      1,003,690
                                                   ------------   ------------

TOTAL LIABILITIES                                   165,296,689    153,370,414
                                                   ------------   ------------

STOCKHOLDERS' EQUITY:

Preferred stock authorized 1,000,000 shares
   of $5 par; None issued
Common stock authorized 5,000,000 shares of
   $5 par value; 799,610 and 783,807 issued
   and outstanding in 2000 and 1999,
   respectively (Note 4)                              3,998,050      3,919,045
Additional paid-in capital                            1,916,355      1,516,874
Retained earnings                                    13,171,771     11,675,129
Accumulated other comprehensive income                 (600,000)    (1,149,000)
                                                   ------------   ------------

TOTAL                                                18,486,176     15,962,048
   Treasury stock, 1 share in 2000 and
   2 shares in 1999 at cost                                 (24)           (48)
                                                   ------------   ------------

TOTAL STOCKHOLDERS' EQUITY                           18,486,152     15,962,000
                                                   ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $183,782,841   $169,332,414
                                                   ============   ============

               See Notes to Consolidated Financial Statements


                  GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
============================================================================================
                      CONSOLIDATED STATEMENTS OF INCOME
                    AND COMPREHENSIVE INCOME (UNAUDITED)
--------------------------------------------------------------------------------------------

                                            THREE MONTHS ENDED        NINE MONTHS ENDED
                                               SEPTEMBER 30              SEPTEMBER 30
                                             2000         1999         2000         1999
--------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                $2,321,328   $2,077,728   $6,699,121   $5,999,788
Interest and dividends on
    investment securities                    887,416      825,181    2,584,182    2,288,795
Interest on deposits in banks                 32,518        9,777       71,123      120,779
                                          -------------------------------------------------
TOTAL INTEREST INCOME                      3,241,262    2,912,686    9,354,426    8,409,362
                                          -------------------------------------------------

INTEREST EXPENSE:
Interest on deposits                       1,392,834    1,144,851    3,899,369    3,408,773
Interest on borrowed funds                   184,527      147,209      511,040      317,933
                                          -------------------------------------------------
TOTAL INTEREST EXPENSE                     1,577,361    1,292,060    4,410,409    3,726,706
                                          -------------------------------------------------
NET INTEREST INCOME                        1,663,901    1,620,626    4,944,017    4,682,656
Provision for loan losses                     30,000       20,000       70,000      170,000
                                          -------------------------------------------------
NET INTEREST INCOME
    AFTER PROVISION FOR LOAN LOSSES        1,633,901    1,600,626    4,874,017    4,512,656
                                          -------------------------------------------------
OTHER INCOME:
Service charges and other income             276,344      254,837      821,804      720,536
Gain (loss) on sale of securities                         (27,076)                  (18,682)
Gain (loss) on sale of other real estate      (4,999)        (400)     (20,958)      28,584
                                          -------------------------------------------------
TOTAL OTHER INCOME                           271,345      227,361      800,846      730,438
                                          -------------------------------------------------
OTHER EXPENSES:
Salaries and employee benefits               538,939      507,354    1,583,226    1,496,184
Occupancy expense                            137,605      128,518      351,680      341,491
Equipment expense                             97,888       72,665      285,425      238,677
Other operating expense                      322,918      318,622      949,214      868,163
                                          -------------------------------------------------
TOTAL OTHER EXPENSES                       1,097,350    1,027,159    3,169,545    2,944,515
                                          -------------------------------------------------
INCOME BEFORE INCOME TAXES                   807,896      800,828    2,505,318    2,298,579
Provision for income taxes                   188,000      186,139      583,000      599,000
                                          -------------------------------------------------
NET INCOME                                  $619,896     $614,689   $1,922,318   $1,699,579
                                          -------------------------------------------------
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gains on securities:
Unrealized holding gain (loss)
   arising during period                    $413,000    ($312,000)     $549,00  ($1,266,000)
                                          -------------------------------------------------
COMPREHENSIVE INCOME                      $1,032,896     $302,689   $2,471,318     $433,579
                                          =================================================
EARNINGS PER SHARE (NOTE 4)                    $0.71        $0.73        $2.21        $1.98
                                          =================================================
WEIGHTED AVERAGE COMMON SHARES               871,042      845,962      870,603      859,291


               See Notes to Consolidated Financial Statements


                  GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
===========================================================================================
   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
-------------------------------------------------------------------------------------------
                                                                      2000          1999
-------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY, JANUARY 1                                   $15,962,000   $14,767,316

COMMON STOCK, $5.00 PAR VALUE
Options exercised                                                      21,890        76,630
Stock dividend $0.54 and $0.47 per share in 2000 and 1999,
   plus cash in lieu of fractional shares                              57,115        36,625

ADDITIONAL PAID-IN CAPITAL
Options exercised                                                      45,312       145,546
Stock dividend $0.54 and $0.47 per share in 2000 and 1999,
   plus cash in lieu of fractional shares                             354,113       307,650

RETAINED EARNINGS
Stock dividend $0.54 and $0.47 per share in 2000 and 1999,
   plus cash in lieu of fractional shares                            (411,228)     (344,275)
Cash paid in lieu of fractional shares due to stock dividend          (14,392)      (15,000)

Net income                                                          1,922,318     1,699,579

ACCUMULATED OTHER COMPREHENSIVE INCOME

Other comprehensive income, net of tax                                549,000    (1,266,000)

TREASURY STOCK

Reissuance of common stock (1 share in 2000 and 1999, at cost)             24            24
                                                                  -------------------------

STOCKHOLDERS' EQUITY, SEPTEMBER 30                                $18,486,152   $15,408,095
                                                                  =========================

               See Notes to Consolidated Financial Statements


                  GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
==================================================================================================
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30,                              2000          1999
--------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net income                                                     $1,922,318    $1,699,579
   Adjustments to reconcile net income to net cash by operating activities:
      Depreciation and amortization                                  234,750       233,750
      Provision for loan losses                                       70,000       170,000
      Increase (decrease) in deferred income taxes                   255,410      (646,000)
   Changes in operating assets and liabilities:
      Increase (decrease) in accrued interest income and
        other assets                                              (1,544,063)     (324,880)
      Increase (decrease) in accrued interest expense and
        other liabilities                                             56,326        36,726
                                                                 -------------------------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                 994,741     1,169,175
                                                                 -------------------------

INVESTING ACTIVITIES:
   Purchase bank premises and equipment                             (228,402)      (70,202)
   Decrease (increase) in other real estate                          (94,960)     (123,812)
   Purchase of securities "available for sale"                    (5,770,627)  (11,099,470)
   Decrease (increase) in mortgage-backed securities
     "available for sale"                                          1,034,233    (6,071,956)
   Sales of securities "available for sale"                                0     2,903,735
   Redemptions of securities "available for sale"                  2,724,169     1,098,278
   Purchase of securities "held to maturity"                      (2,440,490)   (2,560,779)
   Redemptions of securities "held to maturity"                      103,745     5,818,382
   Decrease (increase) in mortgage-backed securities
     "held to maturity"                                              142,455       423,776
   Net Increase in loans to customers                             (8,211,712)   (9,884,735)
   Net Increase (decrease) in interest bearing
     deposits in banks                                            (1,849,651)    3,232,194
                                                                 -------------------------
           NET CASH USED IN INVESTING ACTIVITIES                 (14,591,240)  (16,334,589)
                                                                 -------------------------

FINANCING ACTIVITIES:
   Increase in deposits before interest credited                   8,517,262     5,768,140
   Increase (decrease) in borrowed funds                            (201,208)    6,090,954
   Interest credited to deposits                                   3,553,895     3,134,013
   Cash in lieu of fractional shares                                 (14,392)      (15,000)
   Proceeds of sale of treasury stock                                     24            24
   Issuance of common stock                                           67,202       222,176
                                                                 -------------------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES              11,922,783    15,200,307
                                                                 -------------------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                               (1,673,716)       34,893

CASH AND CASH EQUIVALENTS, JANUARY 1                               4,353,347     2,615,466
                                                                 -------------------------
CASH AND CASH EQUIVALENTS, SEPTEMBER 30                           $2,679,631    $2,650,359
                                                                 =========================

SUPPLEMENTARY SCHEDULE OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest                                                    $1,239,403      $747,456
      Income taxes                                                  $586,000      $646,139
   Non-cash investing and financing activities:
      Unrealized gains (losses) on securities                       $549,000   ($1,266,000)
      Stock dividend                                                 411,228       344,275


              See Notes to Consolidated Financial Statements

                 GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
                 -----------------------------------------
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          ------------------------------------------------------

1.  BUSINESS COMBINATION AND PRINCIPLES OF COMBINATION:

       Grange National Banc Corp. (Company) was organized and incorporated under the laws of the Commonwealth of Pennsylvania on October 2, 1984, for the purpose of becoming a bank holding company. On April 30, 1985 the Company acquired the Grange National Bank of Wyoming County at Laceyville (Bank) pursuant to a plan of reorganization and merger. The Bank became a wholly owned subsidiary of the Company, and each outstanding share of Bank common stock was converted into one share of Company common stock. In 1996 the Bank changed its name to "Grange National Bank". The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary (Bank) with the reorganization accounted for as a pooling of interests.

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

       PREFERRED STOCK:

       The Company authorized 1,000,000 of preferred stock at $5 par value. At December 31, 1999 and September 30, 2000, no shares were issued nor outstanding.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION:

Net income for the three months ending September 30, 2000 totaled $620,000 which is a 1% increase over the $615,000 reported for the same period in 1999. Net interest income for the three months ending September 30, 2000 increased by $43,000 to $1,664,000 compared to $1,621,000 for the same period in 1999. This constitutes an increase of 3% over the previous year. Interest income for this period increased by $328,000 or 11% compared to 1999, and interest expense increased as well by $285,000 or 22% compared to 1999.

The increase in interest income has been principally from interest and fees on loans which increased $243,000 or 12% compared to the same period last year. Interest income from investment securities increased by $62,000 or 8% compared to the same period last year. The Federal Reserve began raising interest rates in the middle of 1999, and we have raised our loan rates some but intense competition has kept us from raising them as much as the Federal Reserve has. This also increased the cost of our deposits. The New York prime rate has gone from 8.25% at the end of September 1999 to 9.50% at the end of September 2000, but our spread to prime on new loans has narrowed. Since we increased our purchases of longer term municipal bonds and mortgage-backed bonds last year, to increase the yield of the bond portfolio, the market value of those bonds declined due to the rise in interest rates. However during the third quarter, interest rates on bonds have eased and the value of the bond portfolio has recovered significantly, but still is at an overall loss. The municipal bonds currently being purchased, mostly have maturities of between eight and ten years, and are classified as "available for sale". Interest on deposits in banks increased by $23,000 from $10,000 to $33,000 due primarily to higher balances.

The increase in interest expense is due to both the rate and volume of interest bearing deposits and other borrowed funds during the third quarter of 2000 as compared to the third quarter of 1999. The average total sources to fund earning assets increased by $15,284,000, from $150,495,000 to $165,779,000 in 2000, while the interest expense increased by $160,000 from $1,284,000 to $1,576,000. The corresponding average interest rate on liabilities funding assets increased from 3.34% in 1999 to 3.72% in 2000.

Deposits continue to provide funds for loans and liquidity, but seem to have leveled off; a trend most banks are experiencing this year. The bank purchased a small grocery store office from Pioneer American Bank N.A in June, bringing in deposits of $1,500,000. Loan demand during the third quarter picked up from the first and second quarters and showed an increase of $8,180,000 since December 31, 1999 to $110,497,000 at September 30, 2000.
Loan demand continues to be strong during the fourth quarter. Balances of investment securities increased by $4,755,000 or 8% since December 31, 1999. Management has borrowed $2,500,000 from the Federal Home Loan Bank (FHLB) in term advances, during 2000, and used the funds to purchase corporate bonds. The bank will have a guaranteed interest spread until the call dates on the FHLB term advances, at which time the bank can payback the advances if the FHLB adjusts the rates or pay the new rates. Management will plan for sufficient liquidity to pay the advances when it expects the FHLB will change the rates. This arbitrage accounts for part of the increase in the interest income from investment securities. Interest bearing deposits at banks increased by $1,850,000 to $4,376,000 from $2,526,000 due to a few large municipal time deposits.

The provision for loan loss during the three months ending September 30, 2000 was $30,000 compared to $20,000 for the same period in 1999. Nonperforming loans increased during the third quarter due to employee turnover in the Bank's collection department . We now have new personnel in place and nonperforming loans have begun to decrease. We believe the allowance for loan losses is about where it should be, and expect to only need to put in enough to maintain the allowance at about 1% of loans. The allowance for loan losses was $1,131,000 and $1,092,000 at September 30, 2000 and December 31, 1999, respectively. This represents 1.02% and 1.01% of total loans, 257% and 975% of non-performing loans, and 147% and 317% of non-performing assets, respectively . Management performs a quarterly analysis of the Bank's potential loan losses on a "worst case" basis. A loan review process is performed by an independent loan review officer on a continuing basis. This information is closely reviewed by the Board of Directors and used to evaluate the adequacy of the loan loss reserve in order to provide coverage for identifiable losses, provide coverage for unexpected losses, and to keep the size of the reserves in proportion to the growing size of the loan portfolio.

The following sets forth loans past due 90 days or more on which interest has continued to be accrued for September 30, 2000 and December 31, 1999.


                                        September 2000         December 1999
                                        --------------         -------------

Real estate mortgages                              255
Commercial                                          11
Credit cards and related plans                       8
Installment                                          6                     9
                                        ------------------------------------
          Total                                    280                     9
                                        ====================================

Non-accrual loans increased from $103,000 at December 31, 1999 to $160,000 at September 30, 2000. The overall quality remains very good, and management expects non-performing assets to remain at substantially the same levels as a proportion of loans. Ot her real estate owned increased from $232,000 at December 1999 to $327,000 at September 2000.

Investments in securities increased $4,755,000 or 9% from December 31, 1999 to September 30, 2000. The average rate earned on available for sale, held to maturity and deposits in banks were 6.51%, 6.30% and 6.65% for the three months ended September 30, 2000, as compared to 6.63%, 6.59% and 6.50% for the three months ended September 30, 1999. As of September 30, 2000, the amortized value of the Bank's investments classified as held to maturity exceeded their fair value by $76,000, and the amortized value of investments classified as available for sale exceeded their fair value by $916,000. This is reflected as a decrease in the Bank's equity of approximately $600,000, net of deferred tax effects.

A leveling off and a slight decline in some interest rates at September 30, 2000 account for the reduction of unrealized losses on the available for sale securities reflected on the balance sheet. As rates stabilize or decline slightly during the last quarter of 2000, the value of our securities classified as available for sale will increase. As we extend the length of the securities we purchase, interest rate changes will have greater impact on the fair value of those securities.
This interest rate risk is offset by higher yields on the securities. We are purchasing moderate to long maturities, generally eight to twelve years for fixed rate securities. We have a plan in place to sell certain securities depending upon how fast interest rates should rise. This will limit losses in the investment portfolio, and enable us to take advantage of the higher rates.

We are still purchasing only high quality investments to minimize credit risk to the value of our investments. There have been no adverse credit valuations on any of our investments. Although investment opportunities exist which will produce higher yields, they generally contain higher credit risk.

Salaries and employee benefits for the three months ended September 30, 2000 have increased by $32,000 or 6% from $507,000 to $539,000 and occupancy expense increased $9,000 or 7% from $129,000 to $138,000. Equipment expense increased $25,000 or 10% from $73,000 to $98,000, while other operating expenses increased $4,000 or 1% from $319,000 to $323,000.

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

Since 1991 the Comptroller of the Currency has required all national banks to meet certain "Risk Based Capital" standards. These standards weight certain assets based on the risk of the asset, and also includes certain off-balance sheet items. The table below sets forth the Bank's Tier 1 and Tier 2 capital, risk adjusted assets (including off-balance sheet items) and the Bank's risk-based capital ratios under the guidelines, for September 30, 2000 and December 31, 1999.


                                                2000                1999
                                                ----                ----
     (In thousands, except ratios)
     Tier I capital:                          $18,980             $16,911
     Tier II capital:                           1,196               1,092
                                             ----------------------------
     Total Qualifying Capital                  20,176              18,003
                                             ============================

     Risk-adjusted assets
     (including off balance sheet items)     $111,644             $99,658
     Tier I Capital Ratio (4.00% required)     17.00%              16.97%
     Total Capital Ratio (8.00% required)      18.07%              18.11%
     Tier I Leverage Ratio                     10.51%              10.55%

YEAR 2000 IMPACT

The Company did not have any computer hardware or software problems related to any year 2000 date issues, nor were we impacted by any possible problems with any vendors, suppliers or correspondent banks.


                  GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
================================================================================================================
             AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND RATES
----------------------------------------------------------------------------------------------------------------
                                             THREE MONTHS ENDED                      THREE MONTHS ENDED
                                             SEPTEMBER 30, 2000                      SEPTEMBER 30, 1999
                                       (1)       INTEREST       AVERAGE        (1)       INTEREST       AVERAGE
                                     AVERAGE     INCOME/        INTEREST     AVERAGE     INCOME/        INTEREST
(DOLLARS IN THOUSANDS)               BALANCE     EXPENSE          RATE       BALANCE     EXPENSE          RATE
----------------------------------------------------------------------------------------------------------------
INTEREST EARNING ASSETS:
   Loans:
      Mortgages                      $59,736      $1,284          8.60%      $56,073      $1,188          8.47%
      Consumer                        11,303         302         10.69        10,433         276         10.58
      Commercial                      37,122         846          9.12        31,514         661          8.39
                                    --------------------                    --------------------
         Total loans                 108,161       2,432          8.99        98,020       2,125          8.67
                                    --------------------                    --------------------

   Securities available for sale:
      U.S. Treasury securities         2,740          40          5.84         5,258          68          5.17
      U.S. government agencies        27,303         438          6.42        23,645         369          6.24
      Municipal bonds                 12,651         222          7.02        10,674         215          8.06
      Other securities                 1,258           2          0.64           816          18          8.82
                                    --------------------                    --------------------
         Total available for sale     43,952         702          6.39        40,393         670          6.63
                                    --------------------                    --------------------
   Securities held to maturity:
      U.S. government agencies         5,020          78          6.22         7,476         122          6.53
      Municipal bonds                  2,346          41          6.99         2,903          48          6.61
      Other securities                 8,217         157          7.64         4,496          75          6.67
                                    --------------------                    --------------------
         Total held to maturity       15,583         276          7.08        14,875         245          6.59
                                    --------------------                    --------------------
      Deposits in banks                1,984          33          6.65           615          10          6.50
                                    --------------------                    --------------------
         TOTAL                      $169,680       3,443          8.12      $153,903       3,050          7.93
                                    ====================                    ====================

INTEREST BEARING LIABILITIES:
   Deposits:
      NOW and super-NOW              $16,906         101          2.39       $17,421          79          1.81
      Savings and money market        31,973         198          2.48        32,055         200          2.50
      Certificates of deposit         75,484       1,090          5.78        65,086         855          5.25
      Other time deposits                200           3          6.00           200           3          6.00
                                    --------------------                    --------------------
         Total deposits              124,563       1,392          4.47       114,762       1,137          3.96
      Other borrowed funds            11,280         184          6.52         9,086         147          6.47
                                    --------------------                    --------------------
            TOTAL                    135,843       1,576          4.64       123,848       1,284          4.15
   Non-interest bearing
      funds, net (2)                  33,837                                  30,055
                                    --------------------                    --------------------
TOTAL SOURCES TO FUND
EARNING ASSETS                      $169,680       1,576          3.72      $153,903       1,284          3.34
                                    =========-----------                    =========-----------

NET INTEREST/YIELD................                $1,867          4.40%                   $1,766          4.59%
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

              See Notes to Consolidated Financial Statements


                  GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
================================================================================================================
             AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND RATES
----------------------------------------------------------------------------------------------------------------
                                             NINE MONTHS ENDED                       NINE MONTHS ENDED
                                             SEPTEMBER 30, 2000                      SEPTEMBER 30, 1999
                                       (1)       INTEREST       AVERAGE        (1)       INTEREST       AVERAGE
                                     AVERAGE     INCOME/        INTEREST     AVERAGE     INCOME/        INTEREST
(DOLLARS IN THOUSANDS)               BALANCE     EXPENSE          RATE       BALANCE     EXPENSE          RATE
----------------------------------------------------------------------------------------------------------------
INTEREST EARNING ASSETS:
Loans:
   Mortgages                         $59,752      $3,760         8.39%      $55,587       $3,535         8.48%
   Consumer                           11,153         818         9.78        10,220          742         9.68
   Commercial                         34,532       2,333         9.01        28,114        1,824         8.65
                                    --------------------                   ---------------------
      Total loans                    105,437       6,911         8.74        93,921        6,101         8.66
                                    --------------------                   ---------------------
Securities available for sale:
      U.S. Treasury securities         3,365         155         6.14         5,300          223         5.61
      U.S. government agencies        27,122       1,255         6.17        21,435          959         5.97
      Municipal bonds                 12,643         661         6.97        10,643          555         6.95
      Other securities                 1,430          68         6.34           883           40         6.04
                                    --------------------                   ---------------------
      Total available for sale        44,560       2,139         6.40        38,261        1,777         6.19
                                    --------------------                   ---------------------
Securities held to maturity:
   U.S. government agencies            4,971         239         6.41         7,910          410         6.91
   Municipal bonds                     2,391         117         6.52         3,279          151         6.14
   Other securities                    7,021         355         6.74         4,128          191         6.17
                                    --------------------                   ---------------------
      Total held to maturity          14,383         711         6.59        15,317          752         6.55
                                    --------------------                   ---------------------
   Deposits in banks                   1,399          71         6.77         2,996          121         5.38
                                    --------------------                   ---------------------
         TOTAL                      $165,779       9,832         7.91      $150,495        8,751         7.75
                                    =========-----------                   =========------------

INTEREST BEARING LIABILITIES:
Deposits:
   NOW and super-NOW                 $16,958         283         2.23       $16,449          242         1.96
   Savings and money market           31,383         578         2.46        31,756          588         2.47
   Certificates of deposit            72,734       3,029         5.55        65,266        2,564         5.24
   Other time deposits                   200           9         6.00           200            7         4.67
                                    --------------------                   ---------------------
      Total deposits                 121,275       3,899         4.29       113,671        3,401         3.99
   Other borrowed funds               12,463         511         5.47         8,880          318         4.77
                                    --------------------                   ---------------------
         TOTAL                       133,738       4,410         4.40       122,551        3,719         4.05
   Non-interest bearing funds,
     net (2)                          32,041                                 27,944
                                    --------------------                   ---------------------
TOTAL SOURCES TO FUND
EARNING ASSETS                      $165,779       4,410         3.55      $150,495        3,719         3.29
                                    =========-----------                   =========------------

NET INTEREST/YIELD                                $5,422         4.36%                    $5,032         4.46%
                                                 =======                                 =======


(1) Average balances are daily averages. (2) Demand deposits, stockholders's equity and other non-interest bearing liabilities less non-earning assets.

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

                                         GRANGE NATIONAL BANC CORP.
                                         --------------------------
                                         (Registrant)


Date    November 14, 2000                /s/ Thomas A. McCullough
        ------------------------         --------------------------
                                         Thomas A. McCullough
                                         President
                                         Chief Executive Officer

Date    November 14, 2000                /s/ Philip O. Farr
        ------------------------         --------------------------
                                         Philip O. Farr
                                         Chief Accounting Officer
                                         Chief Financial Officer