Form 10KSB
period 2000-12-31
GRANGE NATIONAL BANC CORP
filed 2001-04-02
CIK 763850

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2000

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                       to
                               ---------------------    ------------------------
Commission   File  No. 0-13599

                           Grange National Banc Corp.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Pennsylvania                                                23-2314065
-------------------------------                          ----------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                           Identification Number)

198 E Tioga St., Tunkhannock, Pennsylvania                         18657
-----------------------------------------------------        -----------------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number, including area code: (570) 836-2100 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $5.00
                          -----------------------------
                                (Title of class)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) if the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB, [ ]

     Issuer's revenues for the year ending December 31, 2000 were $13,795,000.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of March 22, 2001, computed by reference to the average bid and ask price was $20,203,291. As of March 22, 2001, the Registrant had 819,869 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 2000 Annual Report to Shareholders are incorporated herein by reference in response to Part II hereof, and the definitive Proxy Statement relating to the 2001 Annual Meeting of Shareholders is incorporated by reference in response to Part III hereof.

     Transitional Small Business Disclosure Format: [ ] Yes [X] No

                                     PART I

Item 1:  Description of Business

General

     The Company is a Pennsylvania business corporation which is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). The Company was incorporated on October 2, 1984 for the purpose of acquiring the Grange National Bank (the "Bank") and thereby enabling the Bank to operate within a bank holding company structure. The Company became an active bank holding company on April 30, 1985 when it acquired the Bank. The Bank is a wholly-owned subsidiary of the Company. In February of 2000, the Company elected to become a financial holding company under the Gramm-Leach-Bliley Act of 1999 (the "GLB Act"). The Company's election became effective on April 2000. As a financial holding company, the Company will have additional authority to engage in insurance and securities sales, as well as a variety of other services.

     The Company's principal activities consist of owning and supervising the Bank, which engages in a full service commercial and consumer banking and trust and insurance sales. The Bank has its principal banking office in Laceyville, Pennsylvania. It also presently has five branch offices in Wyoming County, Pennsylvania, two branch offices in Susquehanna County, Pennsylvania, three branch offices office in Luzerne County, Pennsylvania and one branch office in Bradford County, Pennsylvania. The Bank has six automated teller machines ("ATM"). The Company, through the Bank, derives substantially all of its income from the furnishing of banking and banking-related services.

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

     As of December 31, 2000, the Company, on a consolidated basis, had total assets of $190,004,000, total deposits of $153,357,000, and total shareholder's equity of $19,642,000.

Grange National Bank

     The Bank was incorporated under the laws of the United States of America as a national bank in 1907 under its present name. Since that time, the Bank has operated as a banking institution doing business at several locations in Wyoming, Susquehanna, Bradford, and Luzerne Counties, Pennsylvania. The Bank is a member of the Federal Reserve System.

     As of December 31, 2000, the Bank had total assets of $189,471,000, total deposits of $153,413,000 and total shareholders' equity of $19,089,000. Its deposits are insured by the Bank Insurance Fund ("BIF") maintained by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum extent permitted by law.

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

     The Bank has had a Trust Department since 1992, has two trust officers and retained the services of an attorney with estate planning experience to administer the services provided by the department. Although the Trust Department has begun to grow, the Bank has recognized only minimal income from the Trust Department during 1999 and 2000. Management expects the department to begin generating net income by 2002.

     The Bank has a relatively stable deposit base and no material amount of deposits is obtained from a single depositor or group of depositors (including Federal, state and local governments). The Bank has not experienced any seasonal fluctuations in the amount of its deposits.

     No significant portion of the Bank's loans are concentrated within any one business industry. Real estate loans however accounted for 68% of the Bank's loan portfolio at December 31, 2000 and

69% at December 31, 1999. Management believes this concentration is not serious in its rural agricultural location where commercial loan demand is minimal. Recognizing the potential adverse affect these loans could place on interest margins, the Bank has an adjustable rate mortgage which adjusts annually, as well as continuing to offer a three year adjustable mortgage. The Bank also continues to offer fixed rate mortgages for ten and twenty years. For the past three years, average mortgage loan balances have approximated 36% to 42% of the Bank's total average interest earning assets. At December 31, 2000 mortgage loans were approximately 36% of total interest earning assets.

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

     The Deposit Insurance Funds Act of 1996 (DIFA) requires banks to help pay the cost of the bonds issued by the "Financing Corporation" (FICO), which were used to finance the savings and loan bailout. The current annual cost to all Bank Insurance Fund Members is 1.296 cents per $100 of deposits. Members of the Savings Association Insurance Fund (SAIF) are required to pay 6.48 cents per $100 of deposits. This assessment is expected to cost the Bank approximately $35,000 in 2001.

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

     As of December 31, 2000, the Bank was well capitalized, based on the prompt corrective action guidelines. A bank's capital category is determined solely for the purpose of applying the OCC's, or the FDIC's, prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects.

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

     Gramm-Leach-Bliley Act

     On November 12, 1999, legislation was enacted that allows bank holding companies to engage in a wider range of non-banking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act (the "GLB Act"), a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines by regulation or order is (1) financial in nature, (2) incidental to any such financial activity, or (3) complementary to any such financial system generally. The GLB Act makes significant changes in the U.S. banking law, principally by repealing the restrictive provisions of the 1933 Glass-Steagall Act. The GLB Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve Board under section 4(c)(8) of the Bank Holding Company Act. The GLB Act does not authorize banks or their affiliates to engage in commercial activities that are not financial in nature. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well capitalized, well managed and have at least a satisfactory rating under the Community Reinvestment Act. In 2000, the Company was approved as a financial holding company under the GLB Act.

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

Employees

     As of December 31, 2000, the Company had a total of 89 full and part-time employees. The Company provides a variety of employment benefits and considers its relationship with its employees to be good.

Item 2:  Description of Property

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

     X    Route 267, Lawton
     X    The corner of U.S. Route 6 and Bridge Street, in Meshoppen Borough
     X    The intersection of U.S. Routes 309 and 29 in Monroe Township
     X    198 E. Tioga St., Tunkhannock
     X    Main Street in Little Meadows
     X    400 Main Street, Towanda

     The  Bank has an operating leases for offices at:
     X    78 South Wyoming Avenue, Edwardsville
     X    The Back Mountain at Trucksville
     X    The Pine Mall in Wilkes-Barre
     X    Mr. Z's supermarket in Eaton Township, Tunkhannock

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

Item 4:  Submission of Matters to a Vote of Security Holders

     None

                                     PART II

Item 5:  Market for the Registrant's Common Stock and Related Stockholder
         Matters

     Incorporated by reference from the section entitled "Common Stock Market Price, Book Value and Dividends" in the Company's Annual Report to Shareholders for the year ended December 31, 2000.

Item 6: Management's Discussion and Analysis of Financial Condition and Results of Operations

     Incorporated by reference from the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for the year ended December 31, 2000.

Item 7:  Financial Statements

     Incorporated by reference from the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 2000.

Item 8: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                    PART III

Item 9:  Directors and Executive Officers of the Registrant; Compliance With
         Section 16(a) of the Exchange Act

     Incorporated by reference from the Company's Proxy Statement relating to the 2001 Annual Meeting of Shareholders filed pursuant to General Instruction E(3) to Form 10-KSB.

Item 10:  Executive Compensation

     Incorporated by reference from the Company's Proxy Statement relating to the 2001 Annual Meeting of Shareholders filed pursuant to General Instruction E(3) to Form 10-KSB.

Item 12:  Security Ownership of Certain Beneficial Owners and Management

     Incorporated by reference from the Company's Proxy Statement relating to the 2001 Annual Meeting of Shareholders filed pursuant to General Instruction E(3) to Form 10-KSB.

Item 13:  Certain Relationships and Related Transactions

     Incorporated by reference from the Company's Proxy Statement relating to the 2001 Annual Meeting of Shareholders filed pursuant to General Instruction E(3) to Form 10-KSB.

                                     PART IV

Item  13:  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  Documents filed as part of this report:

               (1) Financial Statements. The following consolidated financial statements and the notes thereto of the Company, which are included in the Company's Annual Report to Shareholders for the year ended December 31, 2000, and the report of independent public accountants which is also included in such Annual Report, are incorporated herein by reference in to Item 8 of this Report:

               Consolidated Balance Sheets - December 31, 2000 and 1999

               Consolidated Statements of Income - Years ended December 31,
                    2000, 1999 and 1998

               Consolidated Statements of Cash Flows - Years ended December 31,
                    2000, 1999 and 1998

               Consolidated Statements of Shareholders' Equity - Years ended
                    December 31, 2000, 1999 and 1998

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

              *10.3 Employment Contract with Thomas A. McCullough dated March
                    25, 1998, filed with the Commission on March 31, 1999

              *10.4 Incentive Stock Option Plan (Filed with the 1996 Proxy
                    Statement on April 1, 1996).

               13.1 Annual Report to Shareholders for the year ended December
                    31, 2000 (such report, except for those portions expressly incorporated by reference in this Annual Report on Form 10-K, is furnished for the information of the Commission and is not to be deemed filed as part of this Report).

               21.1 Subsidiaries of the Company (incorporated by reference from exhibit 21.1 to Grange National Banc Corp.'s Registration Statement on Form SB-2 (Registration Statement No. 33-76838) filed with the Commission on March 24, 1994).

               *    Management contract or compensatory plan or arrangement

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

                 (Specific sections incorporated are identified
                         under applicable items herein)

     Certain portions of the Company's Annual Report to Shareholders for the year ended December 31, 2000 are incorporated by reference in Parts II and IV of this Report.

     With the exception of the information incorporated by reference in Parts II and IV of this Report, the Company's Annual Report to Shareholders for the year ended December 31, 2000 in not deemed "filed" with the Securities and Exchange Commission for any purpose.

     Certain portions of the Company's 2001 Proxy Statement filed in connection with its Annual Meeting of Shareholders are incorporated by reference in Part II of this Report.

     Other documents incorporated by reference are listed in the Exhibit Index.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GRANGE NATIONAL BANC CORP.
                                             (Registrant)


Date   March 30, 2001                       /s/ Jack W. Purtell
     -----------------                      -----------------------
                                            Jack W. Purtell
                                            (Chairman of the Board)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jack W. Purtell      3/30/2001           /s/ Brian R. Ace       3/30/2001
--------------------------------------       --------------------------------
Jack W. Purtell (Date)                       Brian R. Ace              (Date)
Chairman of the Board                        Vice-Chairman and Director
Director

/s/ Sally A. Steele           3/30/2001      /s/ Edward A. Coach    3/30/2001
---------------------------------------      --------------------------------
Sally A. Steele                 (Date)       Edward A. Coach           (Date)
Secretary and Director                       Director

/s/ W. Kenneth Price    3/30/2001            /s/ Russell G. Newell  3/30/2000
----------------------------------           --------------------------------
W. Kenneth Price            (Date)           Russell G. Newell         (Date)
Director                                     Director

/s/Robert C. Wheeler  3/30/2001
----------------------------------
Robert C. Wheeler
Director

/s/ Thomas A. McCullough  3/30/2001          /s/ Philip O. Farr      3/30/2001
-----------------------------------          ---------------------------------
Thomas A. McCullough         (Date)          Philip O. Farr             (Date)
President and Director                       Vice President and Comptroller
Chief Executive Officer                      Chief Financial Officer
                                             Chief Accounting Officer