Form 10QSB
period 2001-03-31
GRANGE NATIONAL BANC CORP
filed 2001-05-15
CIK 763850

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2001.


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 819,855.
                                        ---------

Transitional Small Business Disclosure Format (Check one): Yes       ;  No   X
                                                               -----       -----

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY

PART I.  FINANCIAL INFORMATION

ITEM 1.  Unaudited Financial Statements
                                                                           Page

         Consolidated Statements of Financial Position as
         of March 31, 2001 and December 31, 2000..............................2

         Consolidated Statements of Income and Comprehensive Income
         For the Three Months Ended March 31, 2001 and 2000...................3

         Consolidated Statements of Changes to Stockholder's Equity For
         the Three Months Ended March 31, 2001 and 2000.......................4

         Consolidated Statements of Cash Flows For the Three Months
         ended March 31, 2001 and 2000........................................5

         Notes to Consolidated Financial Statements...................... 6 - 7

ITEM 2.  Management's Discussion and Analysis of Financial Condition.....8 - 11


PART II. OTHER INFORMATION:

ITEM 6.  Exhibits and Reports on Form 8-K....................................12


                                       GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF FINANCIAL POSITION, MARCH 31, 2001 AND DECEMBER 31, 2000

                                                                                          2001                2000
                                                                                       (UNAUDITED)         (AUDITED)
ASSETS:
  Cash and due from banks                                                             $  3,518,743       $  3,063,003
  Interest bearing deposits                                                              9,472,649          3,558,407
  Investment securities, available for sale (Note 3)                                    52,109,340         47,256,168
  Investment securities, held to maturity
   (fair value 2001, $13,376,000; 2000, $15,890,000)                                    13,079,102         15,765,057
  Loans, net of unearned interest                                                      112,970,125        113,489,961
  Less: allowance for loan losses                                                        1,160,369          1,142,220
                                                                                -------------------------------------
    Loans - net                                                                        111,809,756        112,347,741

  Bank premises and equipment - net                                                      2,915,512          2,886,634
  Accrued interest and other assets                                                      4,553,165          4,699,533
  Intangible assets                                                                         96,672            101,343
  Other real estate                                                                        326,560            326,560
                                                                                -------------------------------------
TOTAL ASSETS                                                                          $197,881,499       $190,004,446
                                                                                =====================================
LIABILITIES:
  Domestic deposits:
    Non-interest bearing deposits                                                     $ 26,093,023       $ 25,757,743
    Interest bearing deposits                                                          130,311,471        127,598,451
                                                                                -------------------------------------
      Total deposits                                                                   157,404.494        153,356,765
  Other borrowed funds                                                                  19,696,999         15,854,765
  Accrued interest and other liabilities                                                 1,252,952          1,151,042
                                                                                -------------------------------------
      TOTAL LIABILITIES                                                                177,354,445        170,362,001
                                                                                =====================================
STOCKHOLDERS' EQUITY:
  Preferred stock authorized 1,000,000 shares of $5 par;
    None issued
  Common stock authorized 5,000,000 shares of $5 par value,
   819,869 and 813,889 shares issued in 2001 and 2000, respectively                      4,099,345          4,069,445
  Additional paid-in capital                                                             2,144,139          2,116,675
  Retained earnings                                                                     13,862,036         13,168,349
                                                                                -------------------------------------
    Total                                                                               20,105,520         19,354,469
  Accumulated other comprehensive income                                                   422,000            288,000
  Treasury stock,
   14 shares and 1 share in 2001 and 2000, respectively, at cost                              (466)               (24)
                                                                                -------------------------------------
    TOTAL STOCKHOLDERS' EQUITY                                                          20,527,054         19,642,445
                                                                                -------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $197,881,499       $190,004,446
                                                                                =====================================

                 See Notes to Consolidated Financial Statements


                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

THREE MONTHS ENDED MARCH 31,                                                            2001             2000
-------------------------------------------------------------------------------  ----------------- ---------------
INTEREST INCOME:
  Interest and fees on loans                                                            $2,377,683      $2,156,513
  Interest and dividends on securities                                                     940,432         850,148
  Interest on deposits in banks                                                             48,589           6,095
                                                                                 ---------------------------------
    TOTAL INTEREST INCOME                                                                3,366,704       3,012,756
                                                                                 ---------------------------------
INTEREST EXPENSE:
  Interest on deposits                                                                   1,457,755       1,223.850
  Interest on other borrowed funds                                                         224,351         165,889
                                                                                 ---------------------------------
    TOTAL INTEREST EXPENSE                                                               1,682,106       1,389,739
                                                                                 ---------------------------------
   NET INTEREST INCOME                                                                   1,684,598       1,623,017
  Provision for loan losses                                                                 30,000          20,000
                                                                                 ---------------------------------
   NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                   1,654,598       1,603,017
                                                                                 ---------------------------------
OTHER INCOME:
  Service charges and other income                                                         303,687         266,305
  Gain (loss) on sale of securities                                                           (829)
  Gain (loss) on sale of other real estate                                                                  (1,000)
                                                                                 ---------------------------------
    TOTAL OTHER INCOME                                                                     302,858         265,305
                                                                                 ---------------------------------
OTHER EXPENSES:
  Salaries and employee benefits                                                           572,502         527,522
  Occupancy expense                                                                        118,985         107,232
  Equipment expense                                                                         83,451          89,700
  Other operating expense                                                                  288,777         333,138
                                                                                 ---------------------------------
    TOTAL OTHER EXPENSES                                                                 1,063,714       1,057,592
                                                                                 ---------------------------------
INCOME BEFORE INCOME TAX                                                                   893,742         810,730
  Provision for income taxes                                                               200,000         192,000
                                                                                 ---------------------------------
NET INCOME                                                                                $693,742        $618,730
                                                                                 ---------------------------------
OTHER COMPREHENSIVE INCOME:
  Unrealized holding gain (loss) arising during period                                    $201,829       ($180,000)
  Reclassification adjustment for loss included in income statement                           (829)
  Federal income tax (expense) benefit                                                     (67,000)         60,000
                                                                                 ---------------------------------
  Unrealized holding gain (loss) arising during period, net                               $134,000        (120,000)
                                                                                 ---------------------------------
COMPREHENSIVE INCOME                                                                      $827,742        $498,730
                                                                                 =================================
EARNINGS PER SHARE                                                                           $0.79           $0.70
                                                                                 =================================
WEIGHTED AVERAGE COMMON SHARES                                                             873,658         882,544


                  See Notes to Consolidated Financial Statements


                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

-------------------------------------------------------------------------------  ----------------- ---------------
FOR THE THREE MONTHS ENDED MARCH 31,                                                   2001              2000
-------------------------------------------------------------------------------  ----------------- ---------------
STOCKHOLDERS' EQUITY, JANUARY 1                                                       $19,642,445     $15,962,000

COMMON STOCK, $5.00 PAR VALUE

Options exercised                                                                           29,900

ADDITIONAL PAID-IN CAPITAL
Options exercised                                                                           27,409

RETAINED EARNINGS
Net income                                                                                 693,742         618,730

ACCUMULATED OTHER COMPREHENSIVE INCOME
Other comprehensive income, net of tax                                                     134,000        (120,000)

TREASURY STOCK
Purchase of  common stock (13 shares in 2001)                                                 (442)
Reissuance of common stock (1 share in 2000)                                                                    24
                                                                                 ---------------------------------
STOCKHOLDERS' EQUITY, MARCH 31                                                         $20,527,054     $16,460,754
                                                                                 =================================


                 See Notes to Consolidated Financial Statements


                    GRANGE NATIONAL BANC CORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE THREE MONTHS ENDED MARCH 31,                                                   2001               2000
-------------------------------------------------------------------------------  ----------------- ---------------
OPERATING ACTIVITIES:
  Net income                                                                              $693,742        $618,730
  Adjustments to reconcile net income to
    net cash provided by operating activities:
   Depreciation and amortization                                                            87,500          77,250
   Provision for loan losses                                                                30,000          20,000
   Increase (decrease) in deferred income taxes                                             89,000         (76,000)
  Changes in operating assets and liabilities:
   Increase (decrease) in accrued interest income and other assets                          62,040        (169,253)
   Increase (decrease) in accrued interest expense and other liabilities                   101,910        (207,141)
                                                                                 ---------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                1,064,192         263,586
                                                                                 ---------------------------------
INVESTING ACTIVITIES:
  Purchase bank premises and equipment                                                    (116,378)         (5,831)
  Purchase of securities "available for sale"                                           (2,858,658)     (2,098,287)
  Redemptions of securities "available for sale"                                         5,871,673       2,069,576
  Purchase of mortgage-backed securities "available for sale"                           (8,089,066)
  Redemptions of mortgage-backed securities "available for sale"                           356,879         220,237
  Redemptions of securities "held to maturity"                                           2,639,837           2,256
  Redemptions of mortgage-backed securities "held to maturity"                              46,118          32,511
  Net decrease (increase) in loans to customers                                            507,984      (1,836,133)
  Net increase in interest bearing deposits in banks                                    (5,914,242)       (799,907)
                                                                                 ---------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                   (7,555,853)     (2,415,578)
                                                                                 ---------------------------------
FINANCING ACTIVITIES:
  Increase in deposits before interest credited                                          2,191,624         774,738
  Increase (decrease) in borrowed funds                                                  3,842,234      (1,212,124)
  Interest credited to deposits                                                            856,676         676,208
  Issuance of common stock                                                                  57,309
  Purchase of treasury stock                                                                  (442)
                                                                                 ---------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                6,947,401         238,822
                                                                                 ---------------------------------
NET INCREASE (DECREASE) IN CASH                                                            455,740      (1,913,170)
   AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS, JANUARY 1                                                     3,063,003       4,353,347
                                                                                 ---------------------------------
CASH AND CASH EQUIVALENTS, MARCH 31                                                     $3,518,743      $2,440,177
                                                                                 =================================
SUPPLEMENTARY SCHEDULE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                                              $294,480        $464,134
    Income taxes                                                                                          $476,000
  Non-cash investing and financing activities:
    Unrealized gains (losses) on securities                                              ($134,000)      ($120,000


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

4.   STOCK OPTIONS:

          In January 1994, the Board adopted an Employee Stock Option Plan in which common stock options may be granted to all officers and key employees of the Company. The aggregate number of shares which may be issued upon exercise of the options under the plan is 44,887. Options are exercisable up to one-third in the second year after the date of grant, up to two-thirds in the third year after the date of grant and up to 100% in the fourth year after the date of grant, with options expiring at the end of ten years after the date of grant.

          The Board of Directors also adopted a Stock Option Plan for non-employee Directors which will be available to all non-employee members of the Board of Directors. The aggregate number of shares which may be issued upon exercise of the options under the Director's plan is 44,887 shares and are exercisable in part from time to time beginning one year after the date of grant and expiring ten years thereafter. The Plan provides for adjustments to the number of options to compensate for stock dividends and splits. Accordingly all effected figures have been adjusted to reflect stock dividends. April 1, 1994 and 1997, options to purchase 2,244 shares of common stock were automatically granted to each non-employee Director under this plan expiring April 1, 2004. On April 1, 2000, options to purchase 1,098 shares were granted to each non-employee Director, as the final installment of options under this stock option plan.

          The Board of Directors adopted an additional Stock Option Plan (the "Plan") in November 1995 covering the employees and directors. The Plan authorizes the grant of options to purchase not more than 123,440 shares of Common Stock under the Plan. Options granted under the Plan are intended to be either incentive stock options or nonstatutory stock options. As of April 30, 2001 options for 103,877 shares of Common Stock having various exercise prices were outstanding, 28,931 shares have been exercised, and 19,563 shares were available for future option grants under the Plan. Of the 127,383 shares of Common Stock outstanding for options, 101,579 shares of Common Stock were issued as incentive stock options. The remaining shares outstanding for options were granted to each non-employee director equally as nonstatutory stock options. Pursuant to Section 422 of the Internal Revenue Code, shareholder approval is required for the incentive stock options to qualify for favorable tax treatment. Exercise prices of options granted under all plans are current prices at time of grant.

          PREFERRED STOCK:

          The Company authorized 1,000,000 of preferred stock at $5 par value. At December 31, 2000 and March 31, 2001, no shares were issued nor outstanding.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION:

Our net income for the three months ending March 31, 2001 totaled $694,000, which is 12% higher than the $619,000 of net income for the same period last year. Net interest income for the three months ending March 31, 2001 increased by $62,000 to $1,685,000 compared to $1,623,000 for the same period in 2000, an increase of 4%. Interest income during the same time increased by $354,000 or 12% compared to 2000, and interest expense increased as well by $292,000 or 21% compared to 2000.

The increase in interest income was due to interest on loans which increased $221,000 or 10% compared to the same time last year. Interest income from investment securities increased by $90,000 or 11% compared to the same time last year. The Federal Reserve began reducing interest rates in January of this year, subsequently putting pressure on our loan rates. Since the beginning of the year the New York prime rate has dropped from 9.50% to 7.50%. Many of our loans are tied to the prime rate, and this has reduced our interest income. Competition for mortgages has also required us to keep lowering our mortgage rates. We must continue to lower the rates we pay on deposits in order to stem the reduction in our net interest margin. Since we increased our purchases of longer term municipal bonds and mortgage-backed bonds last year, to increase the yield of the bond portfolio, the market value of those bonds increased due to the drop in interest rates. We believe that interest rates are near the bottom of their cycle, so we are currently purchasing mostly short to medium term bonds in order to avoid holding long term, low rate bonds, when interest rates start to go back up. Interest on deposits in banks increased by $43,000 from $6,000 to $49,000 due to higher balances.

The increase in interest expense is due to higher balances, as well as slightly higher rates, for both certificates of deposit and other borrowed funds, for the first quarter of 2001 as compared to the first quarter of 2000. The average total sources to fund earning assets increased by $17,394,000, from $161,247,000 to $178,641,000 in 2001, while the average interest rate increased from 3.45% to 3.77%, respectively.

The increase in deposits continues to provide funds for loans and liquidity. Loan demand during the first quarter was weak as loans decreased $520,000 or less than 1% from $113,490,000 at December 31, 2000 to $112,970,000 at March 31,
2001. Loan demand appears to be quite strong as the second quarter begins. Balances of investment securities increased during the first quarter by $2,167,000 since December 31, 2000. Interest bearing deposits at banks increased by $5,914,000 to $9,472,000 from $3,558,000 due to deposits flowing in and bonds being called or maturing. Deposits growth was low during the first quarter, increasing only $4,048,000, or 3%.

The provision for loan loss during the three months ending March 31, 2001 was $30,000 compared to $20,000 for the same period in 2000. This is due to a slight increase in non-performing loans and an increase in the size of the loan portfolio. The allowance for loan losses was $1,160,000 and $1,142,000 at March 31, 2001 and December 31, 2000, respectively. This represents 1.03% and 1.01% of total loans, 272% and 549% of non-performing loans, and 154% and 213% of non-performing assets, respectively. Management performs a quarterly analysis of the Bank's potential loan losses on a "worst case" basis. A loan review process is performed by an independent loan review officer on a continuing basis. This information is closely reviewed by the Board of Directors and used to evaluate the adequacy of the loan loss reserve in order to provide coverage for identifiable losses, provide coverage for unexpected losses, and to keep the size of the reserves in proportion to the growing size of the loan portfolio.

The following sets forth loans past due 90 days or more on which interest has continued to be accrued for March 31, 2001 and December 31, 2000.

                                               March 2001         December 2000
                                                        (In thousands)
     Real estate mortgages                        $179                $ 4
     Commercial                                     15                 15
     Consumer                                       52
                                         -------------------------------------
     Total                                        $246                $19
                                         =====================================

Non-accrual loans decreased from $189,000 at December 31, 2000 to $181,000 at March 31, 2001. The overall quality remains very good, and management expects non-performing assets to remain at substantially the same levels as a proportion of loans.

Investments in securities increased slightly by $2,167,000 or 3% from December 31, 2000 to March 31, 2001. The average rate earned on available for sale, held to maturity and deposits in banks were 6.61%, 6.94% and 5.84% for the three months ended March 31, 2001, as compared to 6.56%, 6.53% and 3.90% for the three months ended March 31, 2000. As of March 31, 2001, the fair value of the Bank's investments classified as held to maturity exceeded their amortized value by $297,000, and the fair value of investments classified as available for sale exceeded their amortized value by $660,000. This is reflected as an increase in the Company's equity of approximately $422,000, net of deferred tax effects.

Lower interest rates at March 31, 2001 account for the greater unrealized losses on the available for sale securities reflected on the balance sheet. Rates are expected to continue to decline gradually during 2001. This will increase the value of our securities classified as available for sale. As we extend the length of the securities we purchase, interest rate changes will have greater impact on the fair value of those securities. This interest rate risk is offset by higher yields on the securities. We are mostly purchasing short to moderate maturities, generally three to eight years for fixed rate securities. Longer maturities are purchased when they are matched to borrowings from the Federal Home Loan Bank. Generally, longer maturities will provide higher returns, but during this low interest rate environment, we want to avoid buying the longer maturity bonds at these low yields.

We are still purchasing only high quality investments to minimize credit risk to the value of our investments. There have been no adverse credit valuations on any of our investments. Although investment opportunities exist which will produce higher yields, they generally contain higher credit risk.

Salaries and employee benefits have increased by $45,000 or 9% from $528,000 to $573,000 and occupancy expense increased $12,000 or 11% from $107,000 to $119,000. Equipment expense decreased $7,000 or 8% from $90,000 to $83,000, and other operating expenses decreased $44,000 or 13% from $333,000 to $289,000. During the first quarter of 2000, management made several attempts to acquire offices of other banks. These attempts involved the submission of bid packages to the selling banks. Unfortunately, the bids for these offices were unsuccessful. The professional fees incurred to prepare these bid packages account for the higher expenses during 2000.

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

Since 1991 the Comptroller of the Currency has required all national banks to meet certain "Risk Based Capital" standards. These standards weight certain assets based on the risk of the asset, and also includes certain off-balance sheet items. The table below sets forth the Bank's Tier 1 and Tier 2 capital, risk adjusted assets (including off-balance sheet items) and the Bank's risk-based capital ratios under the guidelines, for March 31, 2001 and December 31, 2000.

(In thousands, except ratios)                         2001               2000
Tier I capital:
  Shareholders' equity                             $20,202            $17,615
Tier II capital:
  Loan loss reserve                                  1,160              1,114
                                            ----------------------------------
Total Qualifying Capital                           $21,362            $18,729
                                            ==================================
Risk-adjusted assets (including off
balance sheet items)                              $115,251           $101,176

Tier I Capital Ratio (4.00% required)               17.53%             17.41%
Total Capital Ratio (8.00% required)                18.54%             18.51%


                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
               AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND RATES

----------------------------------------------------------------------------------------------------------------------
                                                   THREE MONTHS ENDED                    THREE MONTHS ENDED
                                                     MARCH 31, 2001                        MARCH 31, 2000
                                           ---------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                           (1)        INTEREST   AVERAGE          (1)        INTEREST   AVERAGE
                                               AVERAGE      INCOME/    INTEREST                    INCOME/    INTEREST
                                               BALANCE      EXPENSE      RATE    AVERAGE BALANCE   EXPENSE     RATE
--------------------------------------------------------- ---------- ---------- ---------------- ---------- ----------
INTEREST EARNING ASSETS:
LOANS:
Mortgages                                        $62,897     $1,312       8.34%         $58,587     $1,222       8.34%
Consumer                                          11,485        265       9.23           10,902        258       9.47
Commercial                                        38,472        856       8.90           33,778        731       8.66
                                           -------------------------            ---------------------------
Total loans                                      112,854      2,433       8.62          103,267      2,211       8.56
                                           -------------------------            ---------------------------
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury securities                           2,095         34       6.49            4,854         72       5.93
U.S. government agencies                          28,397        457       6.44           25,412        391       6.15
Tax exempt bonds                                  15,468        276       7.14           12,369        220       6.95
Other securities                                   1,600         19       4.75            1,258         42      13.35
                                           -------------------------            ---------------------------
Total available for sale                          47,560        786       6.61           44,163        725       6.56
                                           -------------------------            ---------------------------
SECURITIES HELD TO MATURITY:
U.S. government agencies                           4,021         62       6.17            5,005         81       6.47
Tax exempt bonds                                   1,623         29       7.15            2,414         42       7.03
Other securities                                   9,227        167       7.24            5,783         92       6.36
                                           -------------------------            ---------------------------
Total held to maturity                            14,871        258       6.94           13,202        215       6.53
                                           -------------------------            ---------------------------
Deposits in banks                                  3,356         49       5.84              615          6       3.90
                                           -------------------------            ---------------------------
TOTAL                                           $178,641     $3,526       7.90         $161,247     $3,157       7.83
                                           ==============-----------            ================-----------
INTEREST BEARING LIABILITIES:
Deposits:
NOW and super-NOW                                $15,074        $80       2.12          $15,564         80       2.06
Savings and money market                          31,851        197       2.47           30,233        184       2.43
Certificates of deposit                           80,396      1,178       5.86           71,384        957       5.36
Other time deposits                                  200          3       6.00              200          3       6.00
                                           -------------------------            ---------------------------
Total deposits                                   127,521      1,458       4.57          117,381      1,224       4.17

Other borrowed funds                              17,626        224       5.08           12,533        166       5.30
                                           -------------------------            ---------------------------
TOTAL                                            145,147      1,682       4.64          129,914      1,390       4.28
Non-interest bearing funds, net                   33,494                                 31,333

TOTAL SOURCES TO FUND EARNING ASSETS            $178,641      1,682       3.77         $161,247       1390       3.45
                                            ==============-----------            ================-----------
NET INTEREST YIELD                                           $1,844       4.13%                     $1,767       4.38%
                                                          ==========                             ==========


(1)Average balances are daily averages. (2) Demand deposits, stockholders' equity and other non-interest bearing liabilities less non-earning assets. Non-accrual loans are reflected in the loan balances, but contributing no interest income.

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

                                            GRANGE NATIONAL BANC CORP.
                                            --------------------------
                                            (Registrant)

Date       May 15, 2001                     /s/ Thomas A. McCullough
    --------------------------------        ------------------------------------
                                            Thomas A. McCullough
                                            President
                                            Chief Executive Officer


Date       May 15, 2001                     /s/ Philip O. Farr
    --------------------------------        -----------------------------------
                                            Philip O. Farr
                                            Vice President and Comptroller
                                            Chief Financial Officer
                                            Chief Accounting Officer