Form 10QSB
period 2001-06-30
GRANGE NATIONAL BANC CORP
filed 2001-08-14
CIK 763850

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2001.


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


Commission file number 0-13664

                            GRANGE NATIONAL BANC CORP

          PENNSYLVANIA                                   23-2314065
--------------------------------------      -----------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    Incorporation or organization)

                   198 E. Tioga St., Tunkhannock, Pennsylvania
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (570) 836-2100
                                 --------------
              (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
             ---    ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practical date:    819,969 .
                                        -------------


Transitional Small Business Disclosure Format (Check one): Yes     ;   No  X
                                                               ---        ---


                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY

PART I.  FINANCIAL INFORMATION

ITEM 1.  Unaudited Financial Statements

                                                                                          Page
     Consolidated Statements of Financial Position as
     of June 30, 2001 and December 31, 2000..................................................2

     Consolidated Statements of Income and Comprehensive Income For the
     Three and Six Months Ended June 30, 2001 and 2000.......................................3

     Consolidated Statements of Changes to Stockholder's Equity For the Six Months
     Ended June 30, 2001 and 2000............................................................4

     Consolidated Statements of Cash Flows For the Six Months ended
     June 30, 2001 and 2000..................................................................5

     Notes to Consolidated Financial Statements..........................................6 - 7

ITEM 2.  Management's Discussion and Analysis of Financial Condition....................8 - 13


PART II. OTHER INFORMATION:

ITEM 6.  Exhibits and Reports on Form 8-K...................................................14




                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION, JUNE 30, 2001 AND DECEMBER 31, 2000

                                                                                       2001               2000
                                                                                    (UNAUDITED)         (AUDITED)
ASSETS:
Cash and due from banks                                                                 $2,754,318         $3,063,003
Interest bearing deposits                                                               10,689,782          3,558,407
Investment securities, available for sale (Note 3)                                      66,414,825         47,256,168
Investment securities, held to maturity
     (fair value 2001, $13,376,000; 2000, $15,890,000)                                  12,814,486         15,765,057
Loans, net of unearned interest                                                        110,325,050        113,489,961
Less:  allowance for loan losses                                                         1,155,268          1,142,220
                                                                                 -------------------- ----------------
   Loans - net                                                                         109,169,782        112,347,741

Bank premises and equipment - net                                                        2,959,334          2,886,634
Accrued interest and other assets                                                        4,797,647          4,699,533
Intangible assets                                                                           93,500            101,343
Other real estate                                                                          260,761            326,560
                                                                                 -------------------- ----------------
TOTAL ASSETS                                                                          $209,954,435       $190,004,446
                                                                                 ==================== ================
LIABILITIES:
Domestic deposits:
   Non-interest bearing deposits                                                       $27,118,219        $25,757,743
   Interest bearing deposits                                                           135,769,469        127,598,451
                                                                                 -------------------- ----------------
     Total deposits                                                                    162,887.688        153,356,765
Other borrowed funds                                                                    25,107,887         15,854,765
Accrued interest and other liabilities                                                   1,503,308          1,151,042
                                                                                 -------------------- ----------------
     TOTAL LIABILITIES                                                                 189,498,883        170,362,001
                                                                                 ==================== ================
STOCKHOLDERS' EQUITY:
Preferred stock authorized 1,000,000 shares of $5 par;
   None issued
Common stock authorized 5,000,000 shares of $5 par value,
   819,969 and 813,889 shares issued in 2001 and 2000, respectively                      4,099,845          4,069,445
Additional paid-in capital                                                               2,145,100          2,116,675
Retained earnings                                                                       14,183,607         13,168,349
                                                                                 -------------------- ----------------
     Total                                                                              20,428,552         19,354,469

Accumulated other comprehensive income                                                      27,000            288,000
Treasury stock, 1 share in 2000, at cost                                                                          (24)
                                                                                 -------------------- ----------------
     TOTAL STOCKHOLDERS' EQUITY                                                         20,455,552         19,642,445
                                                                                 -------------------- ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $209,954,435       $190,004,446
                                                                                 ==================== ================



                 See Notes to Consolidated Financial Statements


                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

                                                         THREE MONTHS ENDED               SIX MONTHS ENDED
-------------------------------------------------- -------------------------------- ------------------------------
THREE AND SIX MONTHS ENDED JUNE 30,                     2001            2000             2001           2000
-------------------------------------------------- --------------- ---------------- --------------- --------------
INTEREST INCOME:

   Interest and fees on loans                          $2,405,584       $2,221,280      $4,783,267     $4,377.793
   Interest and dividends on securities                 1,040,759          846,618       1,981,191      1,696,766
   Interest on deposits in banks                           78,785           32,510         127,374         38,605
                                                   --------------- ---------------- --------------- --------------
     TOTAL INTEREST INCOME                              3,525,128        3,100,408       6,891,832       6,113164
                                                   --------------- ---------------- --------------- --------------
INTEREST EXPENSE:

   Interest on deposits                                 1,499,771        1,282.685       2,957,526      2,506,535
   Interest on other borrowed funds                       303,944          160,624         528,295        326,513
                                                   --------------- ---------------- --------------- --------------
     TOTAL INTEREST EXPENSE                             1,803,715        1,443,309       3,485,821      2,833,048
                                                   --------------- ---------------- --------------- --------------
     NET INTEREST INCOME                                1,721,413        1,657,099       3,406,011      3,280,116
   Provision for loan losses                               30,000           20,000          60,000         40,000
                                                   --------------- ---------------- --------------- --------------
     NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                         1,691,413        1,637,099       3,346,011      3,240,116
                                                   --------------- ---------------- --------------- --------------
OTHER INCOME:
   Service charges and other income                       325,387          279,155         629,074        545,460
   Gain (loss) on sale of securities                                                          (829)
   Gain (loss) on sale of other real estate               (21,099)         (14,959)        (21,099)       (15,959)
                                                   --------------- ---------------- --------------- --------------
     TOTAL OTHER INCOME                                   304,288          264,196         607,146        529,501
                                                   --------------- ---------------- --------------- --------------
OTHER EXPENSES:
   Salaries and employee benefits                         552,231          516,765       1,124,733      1,044,287
   Occupancy expense                                      134,052          106,843         253,037        214,075
   Equipment expense                                       91,203           97,837         174,654        187,537
   Other operating expense                                330,685          293,158         619,462        626,296
                                                   --------------- ---------------- --------------- --------------
     TOTAL OTHER EXPENSES                               1,108,171        1,014,603       2,171,886      2,072,195
                                                   --------------- ---------------- --------------- --------------
INCOME BEFORE INCOME TAX                                  887,530          886,692       1,781,272      1,697,422
   Provision for income taxes                             156,000          206,000         356,000        398,000
                                                   --------------- ---------------- --------------- --------------
NET INCOME                                               $731,530         $680,692      $1,425,272     $1,299,422
                                                   --------------- ---------------- --------------- --------------
OTHER COMPREHENSIVE INCOME:
   Unrealized holding gain (loss)
     arising during period                              ($598,658)        $384,000       ($396,829)      $204,000
   Reclassification adjustment for loss
     included in income statement                                                              829
   Federal income tax (expense) benefit                   202,000         (128,000)       $135,000        (68,000)
                                                   --------------- ---------------- --------------- --------------
   Unrealized holding gain (loss)
     arising during period, net                         $(396,658)         256,000       ($261,000)      $136,000
                                                   --------------- ---------------- --------------- --------------
COMPREHENSIVE INCOME                                     $334,872         $936,692      $1,164,272     $1,435,322
                                                   =============== ================ =============== ==============
EARNINGS PER SHARE                                          $0.84            $0.77           $1.64          $1.49
                                                   =============== ================ =============== ==============
WEIGHTED AVERAGE COMMON SHARES                            873,658          881,438         873,774        870,084



                  See Notes to Consolidated Financial Statements


                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

------------------------------------------------------------------------   ---------------    --------------
FOR THE SIX MONTHS ENDED JUNE 30,                                                 2001              2000
------------------------------------------------------------------------   ---------------    --------------
STOCKHOLDERS'S EQUITY, JANUARY 1                                              $19,642,445       $15,962,000

COMMON STOCK, $5.00 PAR VALUE

Options exercised                                                                  30,400            21,890

Stock dividend $0.54 in 2000, plus cash in lieu of fractional shares                                 57,115

ADDITIONAL PAID-IN CAPITAL
Options exercised                                                                  28,370            45,312
Stock dividend of $0.54 in 2000, plus cash in lieu of fractional shares                             354,113

RETAINED EARNINGS
Stock dividend $0.54 in 2000, plus cash in lieu of fractional shares                               (411,228)
Cash paid in lieu of fractional shares due to stock dividend                                        (14,392)
Cash dividend $0.50 per share in 2001                                            (409,959)
Net income                                                                      1,425,272         1,299,422

ACCUMULATED OTHER COMPREHENSIVE INCOME
Other comprehensive income, net of tax                                          (261,000)           136,000

TREASURY STOCK
Purchase of common stock (13 shares in 2001)                                         (442)
Reissuance of common stock (14 shares in 2001 and 1 share in 2000)                    466                24
                                                                           ---------------    --------------
STOCKHOLDERS' EQUITY, JUNE 30                                                 $20,455,552       $17,450,256
                                                                           ===============    ==============


                 See Notes to Consolidated Financial Statements


                    GRANGE NATIONAL BANC CORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED JUNE 30,                                                           2001             2000
-----------------------------------------------------------------------------------   --------------    --------------
OPERATING ACTIVITIES:
   Net income                                                                            $1,425,272        $1,299,422
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                          167,000           154,500
     Provision for loan losses                                                               60,000            40,000
     Increase (decrease) in deferred income taxes                                          (117,000)           83,000
   Changes in operating assets and liabilities:
     Increase (decrease) in accrued interest income and other assets                         26,729        (2,321,029)
     Increase (decrease) in accrued interest expense and other liabilities                  352,266           (36,176)
                                                                                      --------------    --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 1,914,267          (780,283)
                                                                                      --------------    --------------
INVESTING ACTIVITIES:
   Purchase bank premises and equipment                                                    (239,700)         (184,011)
   Decrease (increase) in other real estate                                                  65,800           (99,960)
   Purchase of securities "available for sale"                                          (12,174,524)       (5,574,716)
   Redemptions of securities "available for sale"                                        11,407,840         3,446,069
   Purchase of mortgage-backed securities "available for sale"                          (20,091,762)
   Redemptions of mortgage-backed securities "available for sale"                         1,438,789           608,652
   Purchase of securities "held to maturity"                                               (510,453)       (2,440,490)
   Redemptions of securities "held to maturity"                                           3,340,635             4,703
   Redemptions of mortgage-backed securities "held to maturity"                             120,389           107,444
   Net decrease (increase) in loans to customers                                          3,117,958       (1,001,719)
   Net increase in interest bearing deposits in banks                                    (7,131,375)       (4,947,803)
                                                                                      --------------    --------------
NET CASH USED IN INVESTING ACTIVITIES                                                   (20,656,403)      (10,081,831)
                                                                                      --------------    --------------
FINANCING ACTIVITIES:
   Increase in deposits before interest credited                                          6,957,039         2,623,172
   Increase (decrease) in borrowed funds                                                  9,253,122         4,380,584
   Interest credited to deposits                                                          2,574,455         2,199,844
   Cash in lieu of fractional shares                                                                          (14,392)
   Cash dividend paid                                                                      (409,959)
   Issuance of common stock                                                                  58,770            67,202
   Sale of treasury stock                                                                        24                24
                                                                                      --------------    --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                18,433,451           238,822
                                                                                      --------------    --------------
NET INCREASE (DECREASE) IN CASH                                                            (308,685)       (1,913,170)
   AND CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS, JANUARY 1                                                      3,063,003         4,353,347
                                                                                      --------------    --------------
CASH AND CASH EQUIVALENTS, JUNE 30                                                       $2,754,318        $2,440,177
                                                                                      ==============    ==============
SUPPLEMENTARY SCHEDULE OF CASH FLOW INFORMATION:
   Cash paid during the year for:
     Interest                                                                              $294,480          $464,134
     Income taxes                                                                            50,000          $476,000
   Non-cash investing and financing activities:
     Unrealized gains (losses) on securities                                              ($134,000)        ($120,000)



                 See Notes to Consolidated Financial Statements

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
                    -----------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

1.   BUSINESS COMBINATION AND PRINCIPLES OF COMBINATION:

     Grange National Banc Corp. (Company) was organized and incorporated under the laws of the Commonwealth of Pennsylvania on October 2, 1984, for the purpose of becoming a bank holding company. On April 30, 1985 the Company acquired the Grange National Bank (Bank) pursuant to a plan of reorganization and merger. The Bank became a wholly owned subsidiary of the Company, and each outstanding share of Bank common stock was converted into one share of Company common stock. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary (Bank) with the reorganization accounted for as a pooling of interests.

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

     The Board of Directors adopted an additional Stock Option Plan (the "Plan") in November 1995 covering the employees and directors. The Plan authorizes the grant of options to purchase not more than 123,440 shares of Common Stock under the Plan. Options granted under the Plan are intended to be either incentive stock options or nonstatutory stock options. As of July 31, 2001 options for 103,777 shares of Common Stock having various exercise prices were outstanding, 29,031 shares have been exercised, and 19,563 shares were available for future option grants under the Plan. Of the 127,383 shares of Common Stock outstanding for options, 101,579 shares of Common Stock were issued as incentive stock options. The remaining shares outstanding for options were granted to each non-employee director equally as nonstatutory stock options. Pursuant to Section 422 of the Internal Revenue Code, shareholder approval is required for the incentive stock options to qualify for favorable tax treatment. Exercise prices of options granted under all plans are current prices at time of grant.

     PREFERRED STOCK:

     The Company authorized 1,000,000 of preferred stock at $5 par value. At
         December 31, 2000 and June 30, 2001, no shares were issued nor outstanding.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION:

Our net income for the three months ending June 30, 2001 totaled $732,000, which is 7% higher than the $681,000 of net income for the same period last year. Net interest income for the three months ending June 30, 2001 increased by $64,000 to $1,721,000 compared to $1,657,000 for the same period in 2000, an increase of 4%. Interest income during the same time increased by $425,000 or 14% compared to 2000, and interest expense increased as well by $361,000 or 25% compared to 2000.

The increase in interest income was due primarily to interest on loans which increased $184,000 or 8% compared to the same time last year, and interest income from investment securities which increased by $194,000 or 23% compared to the same time last year. The Federal Reserve began reducing interest rates in January of this year, subsequently putting pressure on our loan rates. Since the beginning of the year the New York prime rate has dropped from 9.50% to 6.75%, and speculation of further rate cuts during the third quarter persists. Many of our loans are tied to the prime rate, and this has reduced our interest income. Competition has also caused us to keep lowering our mortgage and commercial loan rates. We must continue to lower the rates we pay on deposits in order to stem the reduction in our net interest margin. During the second quarter the drop in interest rates have been mostly on shorter investments. Our longer term bonds have actually suffered in market value despite the interest rate reductions during the second quarter. We think interest rates may go somewhat lower, but that they are near the bottom of their cycle. Consequently we are currently purchasing mostly short to medium term bonds in order to avoid holding long term, low rate bonds, when interest rates start to go back up. Interest on deposits in banks increased by $46,000 from $33,000 to $79,000 due to higher balances.

The increase in interest expense is due to higher balances, as well as slightly higher rates, for certificates of deposit, for the second quarter of 2001 as compared to the second quarter of 2000. The average interest rate on other borrowed funds declined because we borrowed an additional $12,500,000 in term notes from the Federal Home Loan Bank after June 30, 2000. These notes have on average lower interest rates than the notes we had at June 30, 2000. The proceeds were used to purchase bonds. The bank will have a guaranteed interest spread until the call dates on the FHLB term notes, at which time the bank can payback the advances if the FHLB adjusts the rates or pay the new rates. Management will plan for sufficient liquidity to pay the advances when it expects the FHLB will change the rates. This arbitrage accounts for part of the increase in the interest income from investment securities. The average total sources to fund earning assets increased by $26,427,000, from $165,527,000 to $191,954,000 in 2001, while the average interest rate increased from 3.49% to 3.76%, respectively.

The increase in deposits continues to provide funds for loans and liquidity. Loan demand during the first quarter was weak as loans decreased $3,165,000 or 3% from $113,490,000 at December 31, 2000 to $110,325,000 at June 30, 2001. The
decrease in loans is due to the loss of several municipal tax and revenue anticipation notes which matured on June 30, and accounted for approximately $3,000,000 of the decrease. Loan demand appears to be strong for the third quarter. Balances of investment securities increased by $16,228,000 since December 31, 2000. Interest bearing deposits at banks increased by $7,132,000 to $10,690,000 from $3,558,000 due to deposits flowing in and bonds being called or maturing. Deposits growth improved during the second quarter, increasing $9,531,000, or 6% at June 30, 2001 from December 31, 2000.

The provision for loan loss during the three months ending June 30, 2001 was $30,000 compared to $20,000 for the same period in 2000. This is due to a slight increase in non-performing loans and an increase in the size of the loan portfolio. The allowance for loan losses was $1,155,000 and $1,142,000 at June 30, 2001 and December 31, 2000, respectively. This represents 1.05% and 1.01% of total loans, 431% and 549% of non-performing loans, and 218% and 213% of non-performing assets, respectively. Management performs a quarterly analysis of the Bank's potential loan losses on a "worst case" basis. A loan review process is performed by an independent loan review officer on a continuing basis. This information is closely reviewed by the Board of Directors and used to evaluate the adequacy of the loan loss reserve in order to provide coverage for identifiable losses, provide coverage for unexpected losses, and to keep the size of the reserves in proportion to the growing size of the loan portfolio.

The following sets forth loans past due 90 days or more on which interest has continued to be accrued for June 30, 2001 and December 31, 2000.

                                          June 2001         December 2000
                                                  (In thousands)
          Real estate mortgages             $128                 $4
          Commercial                                             15
          Consumer
                                       ---------------   -------------------
          Total                             $128                $19
                                       ===============   ===================

Non-accrual loans decreased from $189,000 at December 31, 2000 to $140,000 at June 30, 2001. Other real estate was $261,000 at June 30, 2001 compared to $327,000 at December 31, 2000. One commercial property was acquired by the bank and the Small Business Administration during the second quarter, but remains in nonaccrual loans while awaiting approval from SBA for an appraisal of the property. We expect to take a loss of approximately $30,000 on this property in the third quarter when we transfer the property to other real estate. The overall quality remains very good, and management expects non-performing assets to remain at substantially the same levels as a proportion of loans.

Investments in securities increased by $16,228,000 or 26% from December 31, 2000 to June 30, 2001 as the bank used $12,500,000 in funding from the FHLB to buy bonds. The average rate earned on available for sale, held to maturity and deposits in banks were 6.65%, 6.59% and 3.90% for the three months ended June 30, 2001, as compared to 6.48%, 6.08% and 3.90% for the three months ended June 30, 2000. As of June 30, 2001, the fair value of the Bank's investments classified as held to maturity exceeded their amortized value by $366,000, and the fair value of investments classified as available for sale exceeded their amortized value by $61,000. This is reflected as an increase in the Company's equity of approximately $27,000, net of deferred tax effects.

Interest rates on the short end declined during the second quarter, but on longer bonds interest rates increased. The increase in the steepness of the yield curve caused the value of our bond portfolio to decrease because of the amount of longer term bonds we hold in available for sale. Rates are expected to continue to decline gradually during the third quarter as many believe the Federal Reserve will continue to reduce short term rates. The direction longer term rates will go is less predictable. Longer term rates now have a greater effect on the value of our securities classified as available for sale than they previously had. As we extend the length of the securities we purchase, interest rate changes can have a greater impact on the fair value of those securities, but short term and long term rates do not always behave the same. This interest rate risk is offset by higher yields on the securities. We are mostly purchasing short to moderate maturities, generally three to eight years for fixed rate securities. Longer maturities are purchased when they are matched to borrowings from the Federal Home Loan Bank. Generally, longer maturities will provide higher returns, but during this low interest rate environment, we want to avoid buying the longer maturity bonds at these low yields.

We are still purchasing only high quality investments to minimize credit risk to the value of our investments. There have been no adverse credit valuations on any of our investments. Although investment opportunities exist which will produce higher yields, they generally contain higher credit risk.

Salaries and employee benefits have increased by $35,000 or 7% from $517,000 to $552,000 and occupancy expense increased $27,000 or 25% from $107,000 to $134,000 due to the addition of a grocery store office at the end of June 2000. Equipment expense decreased $7,000 or 7% from $98,000 to $91,000, and other operating expenses increased $38,000 or 13% from $293,000 to $331,000. In July 2001 we closed the grocery store office we acquired in 2000, and will book associated expenses of approximately $20,000 during the third quarter. We anticipate opening our Scranton office around the end of September 2001 and expect some corresponding additional expenses.

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

Since 1991 the Comptroller of the Currency has required all national banks to meet certain "Risk Based Capital" standards. These standards weight certain assets based on the risk of the asset, and also includes certain off-balance sheet items. The table below sets forth the Bank's Tier 1 and Tier 2 capital, risk adjusted assets (including off-balance sheet items) and the Bank's risk-based capital ratios under the guidelines, for June 30, 2001 and December 31, 2000.


(In thousands, except ratios)                                              2001               2000
Tier I capital:
   Shareholders' equity                                                 $20,482            $17,615
Tier II capital:
   Loan loss reserve                                                      1,155              1,114
   Unrealized gain on available-for-sale equities                            80
                                                                   -------------    ---------------
Total Qualifying Capital                                                $21,717            $18,729
                                                                   =============    ===============
Risk-adjusted assets (including off balance sheet items)               $115,688           $101,176
Tier I Capital Ratio (4.00% required)                                    17.70%             17.41%
Total Capital Ratio (8.00% required)                                     18.77%             18.51%



                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
               AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND RATES

------------------------------------------------------------------------------- --------------------------------------
                                                   THREE MONTHS ENDED                    THREE MONTHS ENDED
                                                      JUNE 30, 2001                         JUNE 30, 2000
                                              --------------------------------- --------------------------------------
                                                   (1)       INTEREST   AVERAGE          (1)        INTEREST   AVERAGE
                                                 AVERAGE     INCOME/    INTEREST       AVERAGE       INCOME/   INTEREST
(DOLLARS IN THOUSANDS)                           BALANCE      EXPENSE     RATE         BALANCE       EXPENSE     RATE
------------------------------------------    -----------   ---------- ---------- ----------------- --------- ----------
INTEREST EARNING ASSETS:
LOANS:
Mortgages                                        $63,347     $1,344       8.49%         $59,587     $1,254       8.42%
Consumer                                          11,375        277       9.74           11,031        258       9.36
Commercial                                        39,372        849       8.63           34,552        756       8.75
                                              -----------   --------                  ----------   --------
Total loans                                      114,094      2,470       8.66          105,121      2,268       8.63
                                              -----------   --------                  ----------   --------
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury securities                           2,012         33       6.56            2,740         43       6.28
U.S. government agencies                          34,012        527       6.20           27,303        426       6.24
Tax exempt bonds                                  20,788        362       6.97           12,639        219       6.93
Other securities                                   1,462         47      12.86            1,258         24       7.63
                                              -----------   --------                  ----------   --------
Total available for sale                          58,274        969       6.65           43,940        712       6.48
                                              -----------   --------                  ----------   --------
SECURITIES HELD TO MATURITY:
U.S. government agencies                           2,018         31       6.10            5,020         80       6.37
Tax exempt bonds                                   1,552         28       7.22            2,414         34       5.63
Other securities                                   9,241        152       6.58            7,048        106       6.02
                                              -----------   --------                  ----------   --------
Total held to maturity                            12,811        211       6.59           14,482        220       6.08
                                              -----------   --------                  ----------   --------
Deposits in banks                                  6,775         66       3.90            1,984         33       6.65
                                              -----------   --------                  ----------   --------
TOTAL                                           $191,954     $3,716       7.74         $165,527     $3,233       7.81
                                              ===========   --------                  ==========   --------
INTEREST BEARING LIABILITIES:
Deposits:
NOW and super-NOW                                $13,254        $80       2.41          $17,503        102       2.33
Savings and money market                          32,747        194       2.37           31,931        196       2.46
Certificates of deposit                           85,111      1,223       5.75           71,316        982       5.51
Other time deposits                                  200          3       6.00              200          3       6.00
                                              -----------   --------                  ----------   --------
Total deposits                                   131,312      1,500       4.57          120,950      1,283       4.24

Other borrowed funds                              20,594        304       5.90           10,334        161       6.23
                                              -----------   --------                  ----------   --------
TOTAL                                            151,906      1,804       4.75          131,284      1,444       4.40

Non-interest bearing funds, net                   40,048                                 34,243

TOTAL SOURCES TO FUND EARNING ASSETS            $191,954      1,804       3.76         $165,527      1,444       3.49
                                              ===========   --------                  ==========   --------
NET INTEREST YIELD                                           $1,912       3.98%                     $1,789       4.32%
                                                            ========                               ========


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

                 See Notes to Consolidated Financial Statements


                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
               AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND RATES

----------------------------------------------------------------------------------------------------------------------
                                                    SIX MONTHS ENDED                      SIX MONTHS ENDED
                                                      JUNE 30, 2001                         JUNE 30, 2000
                                              ---------------------------------- --------------------------------------
                                                   (1)       INTEREST   AVERAGE          (1)        INTEREST   AVERAGE
                                                 AVERAGE     INCOME/    INTEREST       AVERAGE       INCOME/   INTEREST
(DOLLARS IN THOUSANDS)                           BALANCE      EXPENSE     RATE         BALANCE       EXPENSE     RATE
------------------------------------------    -----------   ---------- ---------- ----------------- --------- ----------
INTEREST EARNING ASSETS:
LOANS:
Mortgages                                        $63,125     $2,656       8.42%         $59,161     $2,476       8.37%
Consumer                                          11,429        542       9.48           11,027        516       9.36
Commercial                                        38,929      1,705       8.76           33,930      1,487       8.77
                                              -----------   --------                  ----------   --------
Total loans                                      113,483      4,903       8.64          104,118      4,479       8.60
                                              -----------   --------                  ----------   --------
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury securities                           2,053         67       6.53            3,796        115       6.06
U.S. government agencies                          31,151        984       6.32           26,359        817       6.20
Tax exempt bonds                                  18,225        638       7.00           12,639        439       6.95
Other securities                                   1,447         66       9.12            1,284         66      10.28
                                              -----------   --------                  ----------   --------
Total available for sale                          52,876      1,755       6.64           44,078      1,347       6.52
                                              -----------   --------                  ----------   --------
SECURITIES HELD TO MATURITY:
U.S. government agencies                           3,014         92       6.10            5,009        161       6.43
Tax exempt bonds                                   1,588         57       7.18            2,414         76       6.30
Other securities                                   9,233        319       6.91            6,416        198       6.17
                                              -----------   --------                  ----------   --------
Total held to maturity                            13,835        469       6.78           13,839        435       6.29
                                              -----------   --------                  ---------    --------
Deposits in banks                                  5,066        115       4.54            1,181         39       6.60
                                              -----------   --------                  ----------   --------
TOTAL                                           $185,260     $7,242       7.82         $163,216     $6,390       7.83
                                              ===========   --------                  ==========   --------
INTEREST BEARING LIABILITIES:
Deposits:
NOW and super-NOW                                $15,490       $160       2.07          $16,534        182       2.20
Savings and money market                          32,302        391       2.42           31,081        380       2.45
Certificates of deposit                           82,769      2,401       5.80           71,351      1,939       5.44
Other time deposits                                  200          3       6.00              200          3       6.00
                                              -----------   --------                  ----------   --------
Total deposits                                   130,761      2,958       4.52          119,166      2,507       4.21

Other borrowed funds                              20,060        528       5.26           12,251        327       5.34
                                              -----------   --------                  ----------   --------
TOTAL                                            150,821      3,486       4.62          131,417      2,834       4.31

Non-interest bearing funds, net                   34,439                                 31,799

TOTAL SOURCES TO FUND EARNING ASSETS            $185,260      3,486       3.76         $163,216      2,834       3.47
                                              ===========   --------                  ==========   --------
NET INTEREST YIELD                                           $3,756       4.05%                     $3,556       4.36%
                                                            ========                              ========

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

                                              GRANGE NATIONAL BANC CORP.
                                              --------------------------
                                              (Registrant)



Date       August 14, 2001                     /s/ Thomas A. McCullough
    -----------------------------------       ----------------------------------
                                              Thomas A. McCullough
                                              President
                                              Chief Executive Officer


Date       August 14, 2001                     /s/ Philip O. Farr
    -----------------------------------       ----------------------------------
                                              Philip O. Farr
                                              Vice President and Comptroller
                                              Chief Financial Officer
                                              Chief Accounting Officer