Form 10QSB
period 2001-09-30
GRANGE NATIONAL BANC CORP
filed 2001-11-13
CIK 763850

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001.


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

                                 (570) 836-2100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes   X   No
             -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practical date:    819,969   .
                                         -------------


Transitional Small Business Disclosure Format (Check one): Yes      ;   No  X
                                                               -----       ----

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY

PART I.  FINANCIAL INFORMATION

ITEM 1.  Unaudited Financial Statements

                                                                            Page

     Consolidated Statements of Financial Position as
     of September 30, 2001 and December 31, 2000..............................2

     Consolidated Statements of Income and Comprehensive Income For the
     Three and Nine Months Ended September 30, 2001 and 2000..................3

     Consolidated Statements of Changes to Stockholders' Equity For the
     Nine Months Ended September 30, 2001 and 2000............................4

     Consolidated Statements of Cash Flows For the Nine Months ended
     September 30, 2001 and 2000..............................................5

     Notes to Consolidated Financial Statements...............................6

ITEM 2.  Management's Discussion and Analysis of Financial Condition.....7 - 12


PART II. OTHER INFORMATION:

ITEM 6.  Exhibits and Reports on Form 8-K....................................13



                             GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF FINANCIAL POSITION, SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                                                                         2001              2000
                                                                                      (UNAUDITED)         (AUDITED)
ASSETS:
  Cash and due from banks                                                                 $2,515,008         $3,063,003
  Interest bearing deposits                                                                8,048,006          3,558,407
  Investment securities, available for sale                                               71,486,723         47,256,168
  Investment securities, held to maturity
      (fair value 2001, $13,534,000; 2000, $15,890,000)                                   13,012,720         15,765,057
  Loans, net of unearned interest                                                        118,676,218        113,489,961
  Less:  allowance for loan losses                                                         1,170,881          1,142,220
                                                                                   ------------------ ------------------
    Loans - net                                                                          117,505,337        112,347,741

  Bank premises and equipment - net                                                        3,084,649          2,886,634
  Accrued interest and other assets                                                        4,597,639          4,699,533
  Intangible assets                                                                           88,828            101,343
  Other real estate                                                                          260,761            326,560
                                                                                   ------------------ ------------------
TOTAL ASSETS                                                                            $220,599,671       $190,004,446
                                                                                   ================== ==================
LIABILITIES:

  Domestic deposits:
    Non-interest bearing deposits                                                        $29,934,580        $25,757,743
    Interest bearing deposits                                                            141,822,832        127,598,451
                                                                                   ------------------ ------------------
      Total deposits                                                                     171,757,412        153,356,194
  Other borrowed funds                                                                    25,111,911         15,854,765
  Accrued interest and other liabilities                                                   1,660,706          1,151,042
                                                                                   ------------------ ------------------
    TOTAL LIABILITIES                                                                    198,530,029        170,362,001
                                                                                   ================== ==================
STOCKHOLDERS' EQUITY:
  Preferred stock authorized 1,000,000 shares of $5 par;
    None issued
  Common stock authorized 5,000,000 shares of $5 par value,
      819,969 and 813,889 shares issued in 2001 and 2000, respectively                     4,111,715          4,069,445
  Additional paid-in capital                                                               2,159,118          2,116,675
  Retained earnings                                                                       14,709,809         13,168,349
                                                                                   ------------------ ------------------
    Total                                                                                 20,980,642         19,354,469

  Accumulated other comprehensive income                                                   1,089,000            288,000
  Treasury stock, 1 share in 2000, at cost                                                                         (24)
                                                                                   ------------------ ------------------
    TOTAL STOCKHOLDERS' EQUITY                                                            22,069,642         19,642,445
                                                                                   ------------------ ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $220,599,671       $190,004,446
                                                                                   ================== ==================



                 See Notes to Consolidated Financial Statements


                                     GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
---------------------------------------------------- ------------------------------ ------------------------------
Three and Nine Months Ended September 30,                  2001             2000            2001          2000
---------------------------------------------------- ------------- ---------------- --------------- --------------
INTEREST INCOME:
  Interest and fees on loans                             $2,446,782       $2,321,328      $7,230,049     $6,699,121
  Interest and dividends on securities                    1,211,478          887,416       3,192,670      2,584,182
  Interest on deposits in banks                              42,392           32,518         169,766         71,123
                                                      ------------- ---------------- --------------- --------------
    TOTAL INTEREST INCOME                                 3,700,652        3,241,262      10,592,485      9,354,426
                                                      ------------- ---------------- --------------- --------------
INTEREST EXPENSE:

  Interest on deposits                                    1,477,862        1,392,834       4,435,388      3,899,369
  Interest on other borrowed funds                          328,893          184,527         857,189        511,040
                                                      ------------- ---------------- --------------- --------------
    TOTAL INTEREST EXPENSE                                1,806,755        1,577,361       5,292,577      4,410,409
                                                      ------------- ---------------- --------------- --------------
    NET INTEREST INCOME                                   1,893,897        1,663,901       5,299,908      4,944,017
  Provision for loan losses                                  40,000           30,000         100,000         70,000
                                                      ------------- ---------------- --------------- --------------
    NET INTEREST INCOME AFTER                             1,853,897        1,633,901       5,199,908      4,874,017
      PROVISION FOR LOAN LOSSES
                                                      ------------- ---------------- --------------- --------------
OTHER INCOME:
  Service charges and other income                          262,239          276,344         891,313        821,804
  Gain (loss) on sale of securities                             (17)                            (846)
  Gain (loss) on sale of other real estate                                    (4,999)        (21,099)       (20,958)
                                                      ------------- ---------------- --------------- --------------
    TOTAL OTHER INCOME                                      262,222          271,345         869,368        800,846
                                                      ------------- ---------------- --------------- --------------
OTHER EXPENSES:
  Salaries and employee benefits                            579,516          538,939       1,704,249      1,583,226
  Occupancy expense                                         147,160          137,605         400,197        351,680
  Equipment expense                                          96,434           97,888         271,088        285,425
  Other operating expense                                   368,221          322,918         987,682        949,214
                                                      ------------- ---------------- --------------- --------------
    TOTAL OTHER EXPENSES                                  1,191,331        1,097,350       3,363,216      3,169,545
                                                      ------------- ---------------- --------------- --------------
INCOME BEFORE INCOME TAX                                    924,788          807,896       2,706,060      2,505,318
  Provision for income taxes                                193,000          188,000         549,000        583,000
                                                      ------------- ---------------- --------------- --------------
NET INCOME                                                 $731,788         $619,896      $2,157,060     $1,922,318
                                                      ------------- ---------------- --------------- --------------
OTHER COMPREHENSIVE INCOME:
  Unrealized holding gain (loss)
    arising during period                                $1,593,017         $620,000      $1,213,846       $824,000
  Reclassification adjustment for loss
   included in income statement                                 (17)                            (846)
  Federal income tax (expense) benefit                     (531,000)        (207,000)       (412,000)      (275,000)
                                                      ------------- ---------------- --------------- --------------
  Unrealized holding gain (loss)
    arising during period, net                           $1,062,000          413,000        $801,000       $549,000
                                                      ------------- ---------------- --------------- --------------
COMPREHENSIVE INCOME                                     $1,793,788       $1,032,896      $2,958,060     $2,471,318
                                                      ============= ================ =============== ==============
EARNINGS PER SHARE                                            $0.82            $0.71           $2.43          $2.21
                                                      ============= ================ =============== ==============
WEIGHTED AVERAGE COMMON SHARES                              890,909          871,042         886,192        870,603


                  See Notes to Consolidated Financial Statements


                                     GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

----------------------------------------------------------------------------------  ----------------   ---------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30,                                                    2001              2000
----------------------------------------------------------------------------------  ----------------   ---------------
STOCKHOLDERS'S EQUITY, January 1                                                        $19,642,445       $15,962,000
COMMON STOCK, $5.00 PAR VALUE

Options exercised                                                                            42,270            21,890

Stock dividend $0.54 in 2000, plus cash in lieu of fractional shares                                           57,115

ADDITIONAL PAID-IN CAPITAL
Options exercised                                                                            42,387            45,312
Stock dividend of $0.54 in 2000, plus cash in lieu of fractional shares                                       354,113

RETAINED EARNINGS
Stock dividend $0.54 in 2000, plus cash in lieu of fractional shares                                         (411,228)
Cash paid in lieu of fractional shares due to stock dividend                                                  (14,392)
Cash dividend $0.75 per share in 2001                                                      (615,544)
Net income                                                                                2,157,060         1,922,318

ACCUMULATED OTHER COMPREHENSIVE INCOME
Other comprehensive income, net of tax                                                      801,000           549,000

TREASURY STOCK
Purchase of common stock (13 shares in 2001)                                                   (442)
Reissuance of common stock (14 shares in 2001 and 1 share in 2000)                              466                24
                                                                                    ----------------   ---------------
STOCKHOLDERS' EQUITY, September 30,                                                     $22,069,642       $18,486,152
                                                                                    ================   ===============


                 See Notes to Consolidated Financial Statements


                                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDED SEPTEMBER 30,                                                    2001             2000
----------------------------------------------------------------------------------- ---------------- -----------------
OPERATING ACTIVITIES:
  Net income                                                                             $2,157,060        $1,922,318
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                           246,500           234,750
    Provision for loan losses                                                               100,000            70,000
    Increase (decrease) in deferred income taxes                                            434,000           255,410
  Changes in operating assets and liabilities:
    Increase (decrease) in accrued interest income and other assets                        (319,591)       (1,544,063)
    Increase (decrease) in accrued interest expense and other liabilities                   509,664            56,326
                                                                                    ---------------- -----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 3,127,633           994,741
                                                                                    ---------------- -----------------
INVESTING ACTIVITIES:
  Purchase bank premises and equipment                                                     (444,515)         (228,402)
  Decrease (increase) in other real estate                                                   65,800           (94,960)
  Purchase of securities "available for sale"                                           (16,575,238)       (5,770,627)
  Sales of securities "available for sale"                                                2,992,888
  Redemptions of securities "available for sale"                                          8,774,765         1,034,233
  Purchase of mortgage-backed securities "available for sale"                           (21,594,731)
  Redemptions of mortgage-backed securities "available for sale"                          2,972,761         2,724,169
  Purchase of securities "held to maturity"                                              (1,010,453)       (2,440,490)
  Redemptions of securities "held to maturity"                                            3,562,340           103,745
  Redemptions of mortgage-backed securities "held to maturity"                              200,450           142,455
  Net increase in loans to customers                                                     (5,257,597)       (8,211,712)
  Net increase in interest bearing deposits in banks                                     (4,489,599)       (1,849,651)
                                                                                    ---------------- -----------------
NET CASH USED IN INVESTING ACTIVITIES                                                   (30,803,129)      (14,591,240)
                                                                                    ---------------- -----------------
FINANCING ACTIVITIES:
  Increase in deposits before interest credited                                          14,308,707         8,517,262
  Increase (decrease) in borrowed funds                                                   9,257,146          (201,208)
  Interest credited to deposits                                                           4,092,511         3,553,895
  Cash in lieu of fractional shares                                                                           (14,392)
  Cash dividend paid                                                                       (615,544)
  Issuance of common stock                                                                   84,657            67,202
  Sale of treasury stock                                                                         24                24
                                                                                    ---------------- -----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                27,127,501        11,922,783
                                                                                    ---------------- -----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (547,995)       (1,673,716)
CASH AND CASH EQUIVALENTS, January 1                                                      3,063,003         4,353,347
                                                                                    ---------------- -----------------
CASH AND CASH EQUIVALENTS, September 30                                                  $2,515,008        $2,679,631
                                                                                    ================ =================
 SUPPLEMENTARY SCHEDULE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                                               $835,344        $1,239,404
    Income taxes                                                                            347,000          $586,000
  Non-cash investing and financing activities:
    Unrealized gains (losses) on securities                                                $801,000          $549,000
    Stock dividend                                                                                            411,228


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

3.   STOCK OPTIONS:

          Options for 9,374 shares of stock were exercised at prices ranging from $10.69 to $14.61 during 2001.

4.   PREFERRED STOCK:

          The Company authorized 1,000,000 of preferred stock at $5 par value. At December 31, 2000 and September 30, 2001, no shares were issued nor outstanding.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION:

Our net income for the three months ending September 30, 2001 totaled $732,000, which is 18% higher than the $620,000 of net income for the same period last year. Net interest income for the three months ending September 30, 2001 increased by $230,000 to $1,894,000 compared to $1,664,000 for the same period in 2000, an increase of 14%. Interest income during the same time increased by $460,000 or 14% compared to 2000, and interest expense increased as well by $230,000 or 15% compared to 2000.

The increase in interest income was due primarily to interest from investment securities which increased $324,000 or 37% compared to the same time last year, and interest income from loans which increased by $126,000 or 5% compared to the same time last year. Interest on investment securities increased due to increases in investment securities partially attributed to management using borrowing from the Federal Home Loan Bank (FHLB) and using the funds to purchase securities. We have borrowed $9,500,000 in term notes from the FHLB this year. The Federal Reserve began reducing interest rates in January of this year, subsequently putting pressure on our loan rates. Since the beginning of the year the New York prime rate has dropped from 9.50% to 5.25%, and speculation of further rate cuts before year end persist. Many of our loans are tied to the prime rate, and this has reduced our interest income. Competition has also caused us to keep lowering our mortgage and commercial loan rates and make interest rate concession on loans. We must continue to lower the rates we pay on deposits in order to stem the reduction in our net interest margin. During the third quarter the drop in interest rates has affected bond of all maturities. Our bond portfolio has dramatically increased in value during the third quarter due to the interest rate cuts. We continue to think interest rates may go somewhat lower, but that they are near the bottom of their cycle. Consequently we are currently purchasing mostly short to medium term bonds in order to avoid holding long term, low rate bonds, when interest rates start to go back up. Interest on deposits in banks increased by $10,000 from $32,000 to $42,000 due to higher balances.

The increase in interest expense is due primarily to higher deposit balances, for the third quarter of 2001 as compared to the third quarter of 2000. The average interest rate on other borrowed funds has declined because we borrowed an additional $12,500,000 in term notes from the Federal Home Loan Bank subsequent to September 30, 2000. These notes have on average lower interest rates than the notes we had at September 30, 2000. The proceeds were used to purchase bonds. The bank will have a guaranteed interest spread until the call dates on the FHLB term notes, at which time the bank can payback the advances if the FHLB adjusts the rates or pay the new rates. Management will plan for sufficient liquidity to pay the advances when it expects the FHLB will change the rates. This arbitrage accounts for part of the increase in the interest income from investment securities. The average total sources to fund earning assets increased by $33,580,000, from $169,680,000 at the end of September 2000 to $203,260,000 in 2001, and the average interest rate decreased from 3.72% to 3.56%, respectively.

The increase in deposits continues to provide funds for loans and liquidity. Loan demand improved during the third quarter as loans increased $5,186,000 or 5% from $113,490,000 at December 31, 2000 to $118,676,000 at September 30, 2001.
Loan demand appears to be good for the fourth quarter, but we expect demand for refinancing of existing loans to continue as well. Balances of investment securities increased by $21,478,000 to $84,499,000 since December 31, 2000. Interest bearing deposits at banks increased by $4,490,000 to $8,048,000 from $3,558,000 due to deposits flowing in and bonds being called or maturing. Deposits growth improved during the third quarter, increasing $18,400,000, or 12% at September 30, 2001 from December 31, 2000.

The provision for loan loss during the three months ending September 30, 2001 was $40,000 compared to $30,000 for the same period in 2000. This is due to a slight increase in non-performing loans and an increase in the size of the loan portfolio. The allowance for loan losses was $1,171,000 and $1,142,000 at September 30, 2001 and December 31, 2000, respectively. This represents 0.99% and 1.01% of total loans, 574% and 549% of non-performing loans, and 252% and 213% of non-performing assets, respectively. Management performs a quarterly analysis of the Bank's potential loan losses on a "worst case" basis. A loan review process is performed by an independent loan review officer on a continuing basis. This information is closely reviewed by the Board of Directors and used to evaluate the adequacy of the loan loss reserve in order to provide coverage for identifiable losses, provide coverage for unexpected losses, and to keep the size of the reserves in proportion to the growing size of the loan portfolio.

The following sets forth loans past due 90 days or more on which interest has continued to be accrued for September 30, 2001 and December 31, 2000.

                                                   2001         2000
                                                     (In thousands)
        Real estate mortgages                      $52           $4
        Commercial                                               15
        Consumer                                    37
                                               -----------   ----------
        Total                                      $89          $19
                                               ===========   ==========

Non-accrual loans decreased from $189,000 at December 31, 2000 to $115,000 at September 30, 2001. Other real estate was $261,000 at September 30, 2001 compared to $327,000 at December 31, 2000. One commercial property was acquired by the bank and the Small Business Administration during the second quarter, but remains in nonaccrual loans while awaiting the results of an appraisal of the property. We expect to take a loss of approximately $30,000 on this property in the fourth quarter when we transfer the property to other real estate. The overall quality of the loan portfolio remains very good, and management expects non-performing assets to remain at substantially the same levels as a proportion of loans.

Investments in securities increased by $21,478,000 or 34% from December 31, 2000 to September 30, 2001 as the bank used $9,500,000 in funding from the FHLB to buy bonds. The average rate earned on available for sale, held to maturity and deposits in banks were 6.65%, 6.88% and 4.75% for the three months ended September 30, 2001, as compared to 6.39%, 7.08% and 6.65% for the three months ended September 30, 2000. As of September 30, 2001, the fair value of the Bank's investments classified as held to maturity exceeded their amortized value by $521,000, and the fair value of investments classified as available for sale exceeded their amortized value by $1,673,000. This is reflected as an increase in the Company's equity of approximately $801,000, net of deferred tax effects.

Interest rates declined all across the yield curve during the third quarter. As a result the value of our bond portfolio increased significantly. Rates are expected to continue to decline gradually during the fourth quarter as many believe the Federal Reserve will continue to reduce short term rates. Longer term rates will probably decline as well because of generally poorer economic conditions. Longer term rates now have a greater effect on the value of our securities classified as available for sale than they previously had. As we extend the length of the securities we purchase, interest rate changes can have a greater impact on the fair value of those securities, but short term and long term rates do not always behave the same. This interest rate risk is offset by higher yields on the securities. We are mostly purchasing short to moderate maturities, generally three to eight years for fixed rate securities. Longer maturities are purchased when they are matched to borrowings from the Federal Home Loan Bank. Generally, longer maturities will provide higher returns, but during this low interest rate environment, we want to avoid buying the longer maturity bonds at these low yields.

We are still purchasing only high quality investments to minimize credit risk to the value of our investments. After the September 11th terrorist attacks we reexamined our corporate bonds to determine if there were any significant credit weaknesses for the bonds we hold, and we determined that there do not appear to be any such weaknesses. There have been no adverse credit valuations on any of our investments. Although investment opportunities exist which will produce higher yields, they generally contain higher credit risk.

During the three months ended September 30, 2001 and 2000, salaries and employee benefits have increased by $41,000 or 8% from $539,000 to $580,000 and occupancy expense increased $9,000 or 7% from $138,000 to $147,000. Equipment expense decreased $2,000 or 2% from $98,000 to $96,000, and other operating expenses increased $45,000 or 14% from $323,000 to $368,000. In July 2001 we closed the grocery store office we acquired in 2000, and book ed associated expenses of approximately $20,000 during the third quarter. We anticipate opening our Scranton office before the end of this year and expect some corresponding additional expenses.

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

Since 1991 the Comptroller of the Currency has required all national banks to meet certain "Risk Based Capital" standards. These standards weight certain assets based on the risk of the asset, and also includes certain off-balance sheet items. The table below sets forth the Bank's Tier 1 and Tier 2 capital, risk adjusted assets (including off-balance sheet items) and the Bank's risk-based capital ratios under the guidelines, for September 30, 2001 and December 31, 2000.

(In thousands, except ratios)                                2001          2000
Tier I capital:
  Shareholders' equity                                    $20,981       $19,354
Tier II capital:
  Loan loss reserve                                         1,171         1,142
  Unrealized gain on available-for-sale equities               76            93
                                                    -------------- -------------
Total Qualifying Capital                                  $22,228       $20,589
                                                    ============== =============
Risk-adjusted assets (including off
  balance sheet items)                                   $121,986      $114,640

Tier I Capital Ratio (4.00% required)                       17.13%        16.88%
Total Capital Ratio (8.00% required)                        18.22%        17.97%


                                     GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
                                AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND RATES
------------------------------------------ ------------------------------------ --------------------------------------
                                                   THREE MONTHS ENDED                    THREE MONTHS ENDED
                                                   SEPTEMBER 30, 2001                    SEPTEMBER 30, 2000
                                           ------------------------------------ --------------------------------------
                                                 (1)       INTEREST   AVERAGE          (1)        INTEREST   AVERAGE
                                               AVERAGE     INCOME/    INTEREST       AVERAGE      INCOME/    INTEREST
(DOLLARS IN THOUSANDS)                         BALANCE     EXPENSE      RATE         BALANCE      EXPENSE      RATE
------------------------------------------ -------------- ---------- ---------- ---------------- ---------- ----------
INTEREST EARNING ASSETS:
LOANS:
Mortgages                                        $67,297     $1,414       8.40%         $59,736     $1,284       8.60%
Consumer                                          11,439        276       9.65           11,303        302      10.69
Commercial                                        37,554        794       8.46           37,122        846       9.12
                                           -------------- ----------            ---------------- ----------
Total loans                                      116,290      2,484       8.54          108,161      2,432       8.99
                                           -------------- ----------            ---------------- ----------
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury securities                           1,882         31       6.59            2,740         40       5.84
U.S. government agencies                          41,428        653       6.30           27,303        438       6.42
Tax exempt bonds                                  24,429        443       7.25           12,651        222       7.02
Other securities                                   1,513         24       6.35            1,258          2       0.64
                                           -------------- ----------            ---------------- ----------
Total available for sale                          69,252      1,151       6.65           43,952        702       6.39
                                           -------------- ----------            ---------------- ----------
SECURITIES HELD TO MATURITY:
U.S. government agencies                           1,706         28       6.57            5,020         78       6.22
Tax exempt bonds                                   1,439         26       7.23            2,346         41       6.99
Other securities                                   9,937        171       6.88            8,217        157       7.64
                                           -------------- ----------            ---------------- ----------
Total held to maturity                            13,082        225       6.88           15,583        276       7.08
                                           -------------- ----------            ---------------- ----------
Deposits in banks                                  3,740         42       4.49            1,984         33       6.65
                                           -------------- ----------            ---------------- ----------
TOTAL                                           $202,364     $3,902       7.71         $169,680     $3,443       8.12
                                           ============== ----------            ================ ----------
INTEREST BEARING LIABILITIES:
Deposits:
NOW and super-NOW                                $16,057        $73       1.82          $16,906        101       2.39
Savings and money market                          34,816        191       2.19           31,973        198       2.48
Certificates of deposit                           89,077      1,210       5.43           75,484      1,090       5.78
Other time deposits                                  200          4       8.00              200          3       6.00
                                           -------------- ----------            ---------------- ----------
Total deposits                                   140,150      1,478       4.22          124,563      1,392       4.47
Other borrowed funds                              24,596        329       5.35           11,280        184       6.52
                                           -------------- ----------            ---------------- ----------
TOTAL                                            164,746      1,807       4.39          135,843      1,576       4.64
Non-interest bearing funds, net                   37,618                                 33,837

TOTAL SOURCES TO FUND EARNING ASSETS            $202,364      1,807       3.57         $169,680      1,576       3.72
                                           ============== ----------            ================ ----------
NET INTEREST YIELD                                           $2,095       4.14%                     $1,867       4.40%
                                                          ==========                             ==========


(1) Average balances are daily averages. (2) Demand deposits, stockholders' equity and other non-interest bearing liabilities less non-earning assets.
Non-accrual loans are reflected in the loan balances, but contributing no interest income.


                 See Notes to Consolidated Financial Statements


                                     GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
                                AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND RATES
------------------------------------------ ------------------------------------ --------------------------------------
                                                   NINE MONTHS ENDED                     NINE MONTHS ENDED
                                                   SEPTEMBER 30, 2001                    SEPTEMBER 30, 2000
                                           ------------------------------------ --------------------------------------
                                                 (1)       INTEREST   AVERAGE          (1)        INTEREST   AVERAGE
                                               AVERAGE     INCOME/    INTEREST       AVERAGE      INCOME/    INTEREST
(DOLLARS IN THOUSANDS)                         BALANCE     EXPENSE      RATE         BALANCE      EXPENSE      RATE
------------------------------------------ -------------- ---------- ---------- ---------------- ---------- ----------
INTEREST EARNING ASSETS:
LOANS:
Mortgages                                        $64,531     $4,070       8.41%          $59,752     $3,760      8.39%
Consumer                                          11,400        818       9.57           11,153        818       9.78
Commercial                                        38,437      2,622       9.10           34,532      2,333       9.01
                                           -------------- ----------            ---------------- ----------
Total loans                                      114,368      7,510       8.76          105,437      6,911       8.74
                                           -------------- ----------            ---------------- ----------
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury securities                           1,995         98       6.55            3,365        155       6.14
U.S. government agencies                          34,290      1,637       6.37           27,122      1,255       6.17
Tax exempt bonds                                  20,316      1,081       7.09           12,643        661       6.97
Other securities                                   1,469         73       6.63            1,430         68       6.34
                                           -------------- ----------            ---------------- ----------
Total available for sale                          58,070      2,889       6.63           44,560      2,139       6.40
                                           -------------- ----------            ---------------- ----------
SECURITIES HELD TO MATURITY:
U.S. government agencies                           2,573        121       6.27            4,971        239       6.41
Tax exempt bonds                                   1,538         83       7.20            2,391        117       6.52
Other securities                                   9,471        490       6.90            7,021        355       6.74
                                           -------------- ----------            ---------------- ----------
Total held to maturity                            13,582        694       6.81           14,383        711       6.59
                                           -------------- ----------            ---------------- ----------
Deposits in banks                                  4,624        170       4.90            1,399         71       6.77
                                           -------------- ----------            ---------------- ----------
TOTAL                                           $190,644    $11,263       7.88         $165,779     $9,832       7.91
                                           ============== ----------            ================ ----------
INTEREST BEARING LIABILITIES:
Deposits:
NOW and super-NOW                                $15,681       $234       1.99          $16,958       $283       2.23
Savings and money market                          33,149        582       2.34           31,383        578       2.46
Certificates of deposit                           84,895      3,613       5.67           72,734      3,029       5.55
Other time deposits                                  200          7       4.67              200          9       6.00
                                           -------------- ----------            ---------------- ----------
Total deposits                                   133,925      4,436       4.42          121,275      3,899       4.29
Other borrowed funds                              21,589        857       5.29           12,463        511       5.47
                                           -------------- ----------            ---------------- ----------
TOTAL                                            155,514      5,293       4.54          133,738      4,410       4.40
Non-interest bearing funds, net                   35,130                                 32,041
TOTAL SOURCES TO FUND EARNING ASSETS            $190,644      5,293       3.70         $165,779      4,410       3.55
                                           ============== ----------            ================ ----------
NET INTEREST YIELD                                           $5,970       4.18%                     $5,422       4.36%
                                                          ==========                             ==========

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

On November 5, 2001 the company filed a Form 8-K disclosing a change in certifying accountants. There were no other events of a nature required to be filed on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                GRANGE NATIONAL BANC CORP.
                                                -------------------------
                                                (Registrant)

Date       November 9, 2001                      /s/ Thomas A. McCullough
    ------------------------------------        --------------------------------
                                                Thomas A. McCullough
                                                President
                                                Chief Executive Officer


Date       November 9, 2001                     /s/ Philip O. Farr
    ------------------------------------        --------------------------------
                                                Philip O. Farr
                                                Vice President and Comptroller
                                                Chief Financial Officer
                                                Chief Accounting Officer