Form 10KSB
period 2001-12-31
GRANGE NATIONAL BANC CORP
filed 2002-04-01
CIK 763850

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2001
                          -----------------
                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ________________to_________________

Commission File No. 0-13599

                           Grange National Banc Corp.
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

     Pennsylvania                                            23-2314065
     ------------                                            ----------
(State or other jurisdiction of incorporation               (IRS Employer
or organization)                                        Identification Number)

198 E Tioga St., Tunkhannock, Pennsylvania                    18657
-------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number, including area code: (570) 836-2100 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $5.00
                          -----------------------------
                                (Title of class)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) if the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for the year ending December 31, 2001 were $15,469,000.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of March 20, 2002, computed by reference to the average bid and ask price was $24,867,163. As of March 25, 2002, the Registrant had 798,349 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE


         Portions of the 2001 Annual Report to Shareholders are incorporated herein by reference in response to Part II hereof, and the definitive Proxy Statement relating to the 2001 Annual Meeting of Shareholders is incorporated by reference in response to Part III hereof.

         Transitional Small Business Disclosure Format:   [ ] Yes   [X] No

                                     PART I

Item 1:  Description of Business

General

         The Company is a Pennsylvania business corporation which is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). The Company was incorporated on October 2, 1984 for the purpose of acquiring the Grange National Bank (the "Bank") and thereby enabling the Bank to operate within a bank holding company structure. The Company became an active bank holding company on April 30, 1985 when it acquired the Bank. The Bank is a wholly-owned subsidiary of the Company. In February of 2000, the Company elected to become a financial holding company under the Gramm-Leach-Bliley Act of 1999 (the "GLB Act"). The Company"s election became effective on April 2000. As a financial holding company, the Company will have additional authority to engage in insurance and securities sales, as well as a variety of other services.

         The Company's principal activities consist of owning and supervising the Bank, which engages in a full service commercial and consumer banking and trust and insurance sales. The Bank has its principal banking office in Laceyville, Pennsylvania. It also presently has four branch offices in Wyoming County, Pennsylvania, two branch offices in Susquehanna County, Pennsylvania, three branch offices in Luzerne County, Pennsylvania and one branch office in Bradford County, Pennsylvania. The Bank opened one office in Lackawanna County in January 2002. The Bank has eight automated teller machines ("ATM"). The Company, through the Bank, derives substantially all of its income from the furnishing of banking and banking-related services.

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

         As of December 31, 2001, the Company, on a consolidated basis, had total assets of $219,204,000, total deposits of $171,255,000, and total shareholder's equity of $21,677,000.

Grange National Bank
--------------------

         The Bank was incorporated under the laws of the United States of America as a national bank in 1907 under its present name. Since that time, the Bank has operated as a banking institution doing business at several locations in Wyoming, Susquehanna, Bradford, and Luzerne Counties, Pennsylvania. The Bank is a member of the Federal Reserve System.

         As of December 31, 2001, the Bank had total assets of $218,818,000, total deposits of $171,430,000 and total shareholders' equity of $20,936,000. Its deposits are insured by the Bank Insurance Fund ("BIF") maintained by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum extent permitted by law.

         The Bank engages in a full service commercial and consumer banking, trust and consumer insurance business. The Bank, with its main office at Main and Bee Streets, Laceyville, Pennsylvania, also provides services to its customers through its branch network of eleven full service banks, which include drive-in facilities and bank-by-mail services. The bank's offices are located in Wyoming, Susquehanna, Bradford, Luzerne and Lackawanna Counties, Pennsylvania.

         The Bank's services include accepting time, demand and savings deposits, including NOW accounts, regular savings accounts, money market accounts, fixed rate certificates of deposit and club accounts. Its services also include making secured and unsecured commercial and consumer loans, financing commercial transactions either directly or through regional industrial development corporations or the Small Business Administration, making construction and mortgage loans and the renting of safe deposit facilities. Additional services include making residential mortgage loans, small business loans, new car and truck loans and student loans and providing discount brokerage services. The Bank's business loans include seasonal credit, collateral loans, term loans and factoring of accounts receivable. The Bank sells life, health, disability, homeowner"s and auto insurance.

         The Bank has a Trust Department with two trust officers, and has retained the services of an attorney with estate planning experience to administer the services provided by the department. The Bank views the Trust Department as a means to provide additional services for our customers.

         The Bank has a relatively stable deposit base and no material amount of deposits is obtained from a single depositor or group of depositors (including Federal, state and local governments). The Bank has not experienced any seasonal fluctuations in the amount of its deposits.

         No significant portion of the Bank's loans are concentrated within any one business industry. Real estate loans, however, accounted for 75% of the Bank's loan portfolio at December 31, 2001 and 68% at December 31, 2000. Management believes this concentration is not serious in its rural agricultural location where commercial loan demand is minimal. Recognizing the potential adverse affect these loans could place on interest margins, the Bank has an adjustable rate mortgage which adjusts annually, as well as continuing to offer a three year adjustable mortgage. The Bank also continues to offer fixed rate mortgages for ten and twenty years. For the past three years, average mortgage loan balances have approximated 42% to 69% of the Bank's total average interest earning assets. At December 31, 2001 mortgage loans were approximately 69% of total interest earning assets.

         The Bank has no deposits or loans directly with foreign entities, and has a minimal amount of deposits made by persons working in foreign countries. The Bank's assets are not invested in foreign securities, Eurodollars or foreign loans.

Competition
-----------

         All phases of the Bank's business are highly competitive. The Bank's market area is the primary trade area of portions of Wyoming, Bradford, Susquehanna , Luzerne and Lackawanna Counties, Pennsylvania with concentration in the Wyoming County area. The Bank competes with local commercial banks as well as other commercial banks with branches in the Bank's market area.

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

Supervision and Regulation
--------------------------

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

         THE COMPANY
         -----------

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

         The Company is prohibited under the Holding Company Act from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities unless the Federal Reserve Board, by order or regulation, has found such activities to be closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determination, the Federal Reserve Board considers whether the performance of these activities by a bank holding company can reasonably be expected to produce benefits to the public which outweigh possible adverse effects. The Federal Board has by regulation determined that certain activities are closely related to banking within the meaning of the Holding Company Act. These activities include, among other, operating a mortgage, finance, credit card or factoring company; performing certain data processing operations; providing investment and financial advice; acting as insurance agent or underwriter for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; and certain stock brokerage and investment advisory services.

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

         THE BANK
         --------

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

         The Deposit Insurance Funds Act of 1996 (DIFA) requires banks to help pay the cost of the bonds issued by the "Financing Corporation" (FICO), which were used to finance the savings and loan bailout. The current annual cost to all Bank Insurance Fund Members is 1.296 cents per $100 of deposits. Members of the Savings Association Insurance Fund (SAIF) are required to pay 6.48 cents per $100 of deposits. This assessment is expected to cost the Bank approximately $38,000 in 2002.

         Dividend payments by the Bank to the Company are limited to the lesser of (i) the amount of undivided profits; and (ii) absent regulatory approval, an amount not in excess of net income for the current year combined with retained net income for the preceding two years.

         FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991
         -------------------------------------------------------------

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") and its implementing regulations established five capital categories for insured depository institutions - well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Pursuant to the authority granted under FDICIA, U.S. bank regulatory agencies were empowered to impose progressively more restrictive constraints on the operations, management and capital distributions of an insured depository institution, depending on the category in which an institution is classified. Unless a banking institution is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized banking institution must develop a capital restoration plan and its parent bank holding company must guarantee the bank"s or thrift"s compliance with the plan up to the lesser of 5% of the bank"s or thrift"s assets at the time it became undercapitalized and the amount needed to comply with the plan.

         As of December 31, 2001, the Bank was well capitalized, based on the prompt corrective action guidelines. A bank"s capital category is determined solely for the purpose of applying the OCC"s, or the FDIC"s, prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank"s overall financial condition or prospects.

         INTERSTATE BANKING
         ------------------

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

         GRAMM-LEACH-BLILEY ACT
         ----------------------

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

         National banks are also authorized by the GLB Act to engage through "financial subsidiaries," in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve Board, determines is financial in nature or incidental to any such financial activity, except (1) insurance underwriting, (2) real estate development or real estate investment activities (unless otherwise permitted by law), (3) insurance company portfolio investments and (4) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things requirements that the bank must be well managed and well capitalized (after deducting from the bank"s capital outstanding investments in financial subsidiaries). The GLB Act provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) subject to the same conditions that apply to national bank investments in financial subsidiaries.

         The GLB Act also contains a number of other provisions that will affect the Company"s and Bank"s operations and the operations of all financial institutions. One of the new provisions relates to the financial privacy of consumers, authorizing federal banking regulators to adopt rules that will limit the ability of banks and other financial entities to disclose non-public information about consumers to non-affiliated entities. These limitations are expected to require more disclosure to consumers, and in some circumstances, to require consent by the consumer before information is allowed to be provided to a third party.

National Monetary Policy
------------------------

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

Employees
---------

         As of December 31, 2001, the Company had a total of 98 full and part-time employees. The Company provides a variety of employment benefits and considers its relationship with its employees to be good.

Item 2:  Description of Property
--------------------------------

         The Company's main executive offices and financial operations center, which also serve as a branch bank, are located at 198 E. Tioga Street, Tunkhannock, Pennsylvania, which the Company owns. The Bank's main banking office is located at Main and Bee Streets in the borough of Laceyville, Wyoming County, Pennsylvania, which building is owned by the Company. In addition, the Company owns six additional properties in Pennsylvania where its other branches are located.

o        Route 267, Lawton
o        The corner of U.S. Route 6 and Bridge Street, in Meshoppen Borough
o        The intersection of U.S. Routes 309 and 29 in Monroe Township

o        198 E. Tioga St., Tunkhannock
o        Main Street in Little Meadows
o        400 Main Street, Towanda

         The Bank has operating leases for other Pennsylvania offices at:

o        78 South Wyoming Avenue, Edwardsville
o        The Back Mountain at Trucksville
o        The Pine Mall in Wilkes-Barre
o        108 N. Washington St., Scranton

         The Company owns a property along U.S. Route 309 in Dallas Township which it originally purchased for a branch office. The Company has this parcel on the market for sale, as the Trucksville site is near this parcel and is a superior location for a branch office. The Company also owns property in Laceyville, near the Bank"s main office, which it renovated and rents to tenants as part of an effort to help revitalize the downtown.

Item 3:  Legal Proceedings
--------------------------

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

Item 4:  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None

                                     PART II

Item 5:  Market for the Registrant's Common Stock and Related Stockholder
         Matters
-------------------------------------------------------------------------

         Incorporated by reference from the section entitled "Common Stock Market Price, Book Value and Dividends" in the Company's Annual Report to Shareholders for the year ended December 31, 2001.

Item 6: Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

         Incorporated by reference from the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for the year ended December 31, 2001.

Item 7:  Financial Statements

         Incorporated by reference from the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 2001.

Item 8: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------

         On or about October 31, 2001, the Company, with the approval of the Board of Directors, dismissed Daniel Kenia, P.C., and engaged Kronick Kalada Berdy and Company, P.C., as its principal independent accountant. The reports of Daniel Kenia, P.C., on the Company's financial statements for the previous two fiscal years contained no adverse opinion or disclaimer of opinion or were modified; and there were no disagreements with Daniel Kenia, P.C., on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

Item 9:  Directors and Executive Officers of the Registrant; Compliance With
         Section 16(a) of the Exchange Act
-----------------------------------------------------------------------------

         Incorporated by reference from the Company's Proxy Statement relating to the 2002 Annual Meeting of Shareholders filed pursuant to General Instruction E(3) to Form 10-KSB.

Item 10:  Executive Compensation
--------------------------------

         Incorporated by reference from the Company's Proxy Statement relating to the 2002 Annual Meeting of Shareholders filed pursuant to General Instruction E(3) to Form 10-KSB.

Item 12:  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         Incorporated by reference from the Company's Proxy Statement relating to the 2002 Annual Meeting of Shareholders filed pursuant to General Instruction E(3) to Form 10-KSB.

Item 13:  Certain Relationships and Related Transactions
--------------------------------------------------------

         Incorporated by reference from the Company's Proxy Statement relating to the 2002 Annual Meeting of Shareholders filed pursuant to General Instruction E(3) to Form 10-KSB.

                                     PART IV

Item  13:  Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------------------------------------------------------------------------

         (a)  Documents filed as part of this report:

                  (1) Financial Statements. The following consolidated financial statements and the notes thereto of the Company, which are included in the Company's Annual Report to Shareholders for the year ended December 31, 2001, and the report of independent public accountants which is also included in such Annual Report, are incorporated herein by reference in to Item 8 of this Report:

         Consolidated Balance Sheets -
                  December 31, 2001 and 2000

         Consolidated Statements of Income -
                  Years ended December 31, 2001, 2000 and 1999

         Consolidated Statements of Cash Flows - Years ended December 31, 2001,
                  2000 and 1999

         Consolidated Statements of Shareholders' Equity - Years ended December
                  31, 2001, 2000 and 1999

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

                  *10.3             Employment Contract with Thomas A. McCullough dated March 25, 1998, filed with the Commission on March 31, 1999

                  *10.4             Incentive Stock Option Plan (Filed with the 1996 Proxy Statement on April 1,
                                    1996).

                  13.1              Annual Report to Shareholders for the year ended December 31, 2001 (such report, except for those portions expressly incorporated by reference in this Annual
                                    Report on Form 10-K, is furnished for the information of the Commission and is not to be deemed filed as part of this Report).

                  21.1              Subsidiaries of the Company (incorporated by reference from exhibit 21.1 to
                                    Grange National Banc Corp.'s Registration Statement on Form SB-2 (Registration
                                    Statement No. 33-76838) filed with the Commission on March 24, 1994).

                  23.1              Consent of Daniel Kenia, P.C.

                  23.2              Consent of Kronick Kalada Berdy & Company, P.C.

                  * Management contract or compensatory plan or arrangement

         (b)  Reports on Form 8-K.

                           On October 31, 2001 filed a report on Form 8-K
                  disclosing a change in its certifying accountant, dismissing Daniel Kenia, P.C. and engaging Kronick Kalada Berdy & Company, P.C.

                       DOCUMENTS INCORPORATED BY REFERENCE

                 (Specific sections incorporated are identified
                         under applicable items herein)

         Certain portions of the Company's Annual Report to Shareholders for the year ended December 31, 2001 are incorporated by reference in Parts II and IV of this Report.

         With the exception of the information incorporated by reference in Parts II and IV of this Report, the Company's Annual Report to Shareholders for the year ended December 31, 2001 in not deemed "filed" with the Securities and Exchange Commission for any purpose.

         Certain portions of the Company's 2002 Proxy Statement filed in connection with its Annual Meeting of Shareholders are incorporated by reference in Part II of this Report.

         Other documents incorporated by reference are listed in the Exhibit Index.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GRANGE NATIONAL BANC CORP.
                                            (Registrant)


Date   March 30, 2002                       /s/ Jack W. Purtell
    -----------------                       ------------------------------
                                            Jack W. Purtell
                                            (Chairman of the Board)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jack W. Purtell        3/29/2002          /s/ Brian R. Ace       3/29/2002
----------------------------------            --------------------------------
Jack W. Purtell             (Date)            Brian R. Ace            (Date)
Chairman of the Board                         Vice-Chairman and Director
Director


/s/ Sally A. Steele        3/29/2002          /s/ Edward A. Coach    3/29/2002
----------------------------------            --------------------------------
Sally A. Steele             (Date)            Edward A. Coach         (Date)
Secretary and Director                        Director


/s/ W. Kenneth Price      3/29/2002            /s/ Russell G. Newell 3/29/2002
---------------------------------              --------------------------------
W. Kenneth Price           (Date)              Russell G. Newell      (Date)
Director                                       Director

/s/Robert C. Wheeler      3/29/2002
---------------------------------
Robert C. Wheeler           (Date)
Director

/s/ Thomas A. McCullough  3/29/2002           /s/ Philip O. Farr     3/29/2002
-----------------------------------           ----------------------------------
Thomas A. McCullough         (Date)           Philip O. Farr          (Date)
President and Director                        Vice President and Comptroller
Chief Executive Officer                       Chief Financial Officer
                                              Chief Accounting Officer