Form 10QSB
period 2002-03-31
GRANGE NATIONAL BANC CORP
filed 2002-05-15
CIK 763850

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002.


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission file number 0-13664

                            GRANGE NATIONAL BANC CORP

          PENNSYLVANIA                                   23-2314065
-----------------------------------         ------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 799,220 .
                                        ---------


Transitional Small Business Disclosure Format (Check one): Yes      ;   No   X
                                                               -----       -----

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY

PART I.  FINANCIAL INFORMATION

ITEM 1.  Unaudited Financial Statements
                                                                            Page

     Consolidated Statements of Financial Position as
     of March 31, 2002 and December 31, 2001...................................2

     Consolidated Statements of Income and Comprehensive Income
     For the Three Months Ended March 31, 2002 and 2001........................3

     Consolidated Statements of Changes to Stockholder's Equity
     For the Three Months Ended March 31, 2002 and 2001........................4

     Consolidated Statements of Cash Flows For the Three Months
     ended March 31, 2002 and 2001.............................................5

     Notes to Consolidated Financial Statements................................6

ITEM 2.  Management's Discussion and Analysis of Financial Condition......7 - 10


PART II. OTHER INFORMATION:

ITEM 6.  Exhibits and Reports on Form 8-K.....................................11



                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION, MARCH 31, 2002 AND DECEMBER 31, 2001

                                                                              2002            2001
                                                                          (UNAUDITED)      (AUDITED)
                                                                           ----------       ---------
ASSETS:
  Cash and due from banks                                                   $  2,775,018     $  2,991,885
  Interest bearing deposits                                                    6,967,663        5,898,066
  Investment securities, available for sale (Note 3)                          75,758,090       67,169,656
  Investment securities, held to maturity
      (fair value 2002, $11,118,000; 2001, $12,455,000)                       10,791,909       11,990,961
  Equity securities at cost, substantially restricted                          1,653,350        1,547,850
  Loans, net of unearned interest                                            128,937,891      122,705,280
  Less: allowance for loan losses                                              1,252,874        1,228,237
                                                                            -----------------------------
    Loans, net                                                               127,685,017      121,477,043
  Bank premises and equipment - net                                            3,232,080        3,171,795
  Accrued interest and other assets                                            5,034,377        4,617,823
  Intangible assets                                                               73,292           84,156
  Foreclosed assets                                                              249,054          254,814
                                                                            -----------------------------
    TOTAL ASSETS                                                            $234,219,850     $219,204,049
                                                                            =============================
LIABILITIES:
  Domestic deposits:
    Non-interest bearing deposits                                           $ 30,777,281     $ 29,840,741
    Interest bearing deposits                                                150,475,203      141,413,842
                                                                            -----------------------------
      Total deposits                                                         181,252,484      171,254,583
  Other borrowed funds                                                        30,714,045       24,940,714
  Accrued interest and other liabilities                                       1,566,361        1,331,780
                                                                            -----------------------------
    TOTAL LIABILITIES                                                        213,532,890      197,527,077
                                                                            -----------------------------
STOCKHOLDERS' EQUITY:
  Preferred stock authorized 1,000,000 shares of $5 par;
    None issued
  Common stock authorized 5,000,000 shares of $5 par value,
      836,285 and 824,302 shares issued in 2002 and 2001, respectively         4,181,425        4,121,510
  Additional paid-in capital                                                   2,326,978        2,183,855
  Retained earnings                                                           15,940,663       15,232,168
                                                                            -----------------------------
    Total                                                                     22,449,066       21,537,533

  Accumulated other comprehensive income                                        (256,000)         303,000
  Treasury stock, 38,095 and 4,408 shares in 2002 and 2001, respectively      (1,506,106)        (163,561)
                                                                            -----------------------------
    TOTAL STOCKHOLDERS' EQUITY                                                20,686,960       21,676,972
                                                                            -----------------------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $234,219,850     $219,204,049
                                                                            =============================


                 See Notes to Consolidated Financial Statements


                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

THREE MONTHS ENDED MARCH 31,                                                     2002          2001
-------------------------------------------------------------------------------------------------------
INTEREST INCOME:
  Interest and fees on loans                                                 $ 2,462,481    $ 2,377,683
  Interest and dividends on securities                                         1,241,257        940,432
  Interest on deposits in banks                                                   28,456         48,589
                                                                             --------------------------
    TOTAL INTEREST INCOME                                                      3,732,194      3,366,704
                                                                             --------------------------
INTEREST EXPENSE:
  Interest on deposits                                                         1,225,588      1,457,755
  Interest on other borrowed funds                                               346,674        224,351
                                                                             --------------------------
    TOTAL INTEREST EXPENSE                                                     1,572,262      1,682,106
                                                                             --------------------------
    NET INTEREST INCOME                                                        2,159,932      1,684,598
  Provision for loan losses                                                       65,000         30,000
                                                                             --------------------------
    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                        2,094,932      1,654,598
                                                                             --------------------------
OTHER INCOME:
  Service charges and other income                                               326,296        303,687
  Gain (loss) on sale of securities                                                                (829)
  Gain (loss) on sale of other real estate                                        32,694
                                                                             --------------------------
    TOTAL OTHER INCOME                                                           358,990        302,858
                                                                             --------------------------
OTHER EXPENSES:
  Salaries and employee benefits                                                 650,667        572,502
  Occupancy expense                                                              148,496        118,985
  Equipment expense                                                              106,726         83,451
  Other operating expense                                                        363,074        288,776
                                                                             --------------------------
    TOTAL OTHER EXPENSES                                                       1,268,963      1,063,714
                                                                             --------------------------
INCOME BEFORE INCOME TAX                                                       1,184,959        893,742
  Provision for income taxes                                                     255,353        200,000
                                                                             --------------------------
NET INCOME                                                                   $   929,606    $   693,742
                                                                             --------------------------
OTHER COMPREHENSIVE INCOME (LOSS):
  Unrealized holding gain (loss) arising during period                      ($   847,000)   $   201,829
  Reclassification adjustment for loss included in income statement                                (829)
  Federal income tax (expense) benefit                                           288,000        (67,000)
                                                                             --------------------------
  Unrealized holding gain (loss) arising during period, net                 ($   559,000)   $   134,000
                                                                             --------------------------
COMPREHENSIVE INCOME                                                         $   370,606    $   827,742
                                                                             ==========================
EARNINGS PER SHARE (DILUTED)                                                 $      1.05    $      0.79
                                                                             ==========================
WEIGHTED AVERAGE COMMON SHARES (DILUTED)                                         882,335        873,658
                                                                             ==========================
EARNINGS PER SHARE (BASIC)                                                   $      1.14    $      0.85
                                                                             ==========================
WEIGHTED AVERAGE COMMON SHARES (BASIC)                                           811,923        816,421


                  See Notes to Consolidated Financial Statements


                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

-------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED MARCH 31,                                             2002           2001
-------------------------------------------------------------------------------------------------------
STOCKHOLDERS'S EQUITY, JANUARY 1                                             $21,676,972    $19,642,445

COMMON STOCK, $5.00 PAR VALUE
Stock issued                                                                      59,915         29,900

ADDITIONAL PAID-IN CAPITAL
Stock issued                                                                     143,123         27,409

RETAINED EARNINGS
Cash Dividend $0.27 per share                                                   (221,111)
Net income                                                                       929,606        693,742

ACCUMULATED OTHER COMPREHENSIVE INCOME
Other comprehensive income, net of tax                                          (559,000)       134,000

TREASURY STOCK
Purchase of common stock (33,687 in 2002 and 13 shares in 2001)               (1,342,545)          (442)
                                                                             --------------------------
STOCKHOLDERS' EQUITY, MARCH 31                                               $20,686,960    $20,527,054
                                                                             ==========================



                 See Notes to Consolidated Financial Statements


                    GRANGE NATIONAL BANC CORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE THREE MONTHS ENDED MARCH 31,                                                   2002            2001
---------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                                                       $    929,606    $    693,742
  Adjustments to reconcile net income to
    net cash provided by operating activities:
  Depreciation and amortization                                                          87,600          87,500
  Provision for loan losses                                                              65,000          30,000
  Gain on sale of other real estate                                                     (32,694)
Changes in:
  Accrued interest income and other assets                                             (117,690)        151,040
  Accrued interest expense and other liabilities                                        234,581         101,910
                                                                                   ----------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                             1,166,403       1,064,192
                                                                                   ----------------------------
INVESTING ACTIVITIES:
  Purchase bank premises and equipment                                                 (147,885)       (116,378)
  Proceeds from foreclosed assets                                                        38,454
  Purchase of securities "available for sale"                                        (6,038,078)     (2,769,958)
  Redemptions of securities "available for sale"                                      1,060,954       5,871,673
  Purchase of mortgage-backed securities "available for sale"                        (7,598,834)     (8,089,066)
  Redemptions of mortgage-backed securities "available for sale"                      3,140,524         356,879
  Redemptions of securities "held to maturity"                                        1,126,968       2,639,837
  Redemptions of mortgage-backed securities "held to maturity"                           72,084          46,118
  Increase in restricted stock                                                         (105,500)        (88,700)
  Net decrease (increase) in loans to customers                                      (6,272,974)        507,984
  Net increase in interest bearing deposits in banks                                 (1,069,597)     (5,914,242)
                                                                                   ----------------------------
NET CASH USED IN INVESTING ACTIVITIES                                               (15,793,884)     (7,555,853)
                                                                                   ----------------------------
FINANCING ACTIVITIES:
  Increase in deposits before interest credited                                       8,852,267       2,191,624
  Increase (decrease) in borrowed funds                                               5,773,331       3,842,234
  Interest credited to deposits                                                       1,145,634         856,676
  Issuance of common stock                                                              203,038          57,309
  Dividend                                                                             (221,111)
  Purchase of treasury stock                                                         (1,342,545)           (442)
                                                                                   ----------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                            14,410,614       6,947,401
                                                                                   ----------------------------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                                               (216,867)        455,740

CASH AND CASH EQUIVALENTS, JANUARY 1                                                  2,991,885       3,063,003
                                                                                   ----------------------------
CASH AND CASH EQUIVALENTS, MARCH 31                                                $  2,775,018    $  3,518,743
                                                                                   ============================
SUPPLEMENTARY SCHEDULE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                                       $    220,464    $    294,480
    Income taxes                                                                        153,471
  Non-cash investing and financing activities:
    Unrealized losses on securities                                               ($    559,000)  ($    134,000)


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

3.   PREFERRED STOCK:

     The Company authorized 1,000,000 of preferred stock at $5 par value. At December 31, 2001 and March 31, 2002, no shares were issued nor outstanding.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION:

Our net income for the three months ending March 31, 2002 totaled $930,000, which is 34% higher than the $694,000 of net income for the same period last year. Net interest income for the three months ending March 31, 2002 increased by $475,000 to $2,160,000 compared to $1,685,000 for the same period in 2001, an increase of 28%. Interest income during the same time increased by $365,000 or 11% compared to 2001, while interest expense decreased by $110,000 or 7% compared to 2001.

The increase in interest income on loans was $84,000 or 4% compared to the same time last year. Interest income from investment securities increased by $301,000 or 32% compared to the same time last year. The Federal Reserve dramatically reduced interest rates since January of last year, subsequently putting pressure on loan rates. For over a year financial institutions, including ours, have been refinancing mortgages at lower interest rates. New York prime rate has dropped from 7.50% to 4.75% since March 31, 2001. Many of our loans are tied to the prime rate, and this as well has reduced our interest income. Competition for mortgages requires us to keep lowering our mortgage rates. We have continued to lower the rates we pay on deposits in order to stem the reduction in our net interest margin. We believe that interest rates are near the bottom of their cycle, so we are currently purchasing mostly short to medium term bonds in order to avoid holding long term, low rate bonds, when interest rates start to go back up. Interest income on deposits in banks decreased by $20,000 from $48,000 to $29,000 due to lower rates and balances.

The decrease in interest expense is due to lower interest rates paid to customers, offset by higher balances for the first quarter of 2002 as compared to the first quarter of 2001. The average total sources to fund earning assets increased by $36,365,000, from $178,641,000 to $215,006,000 in 2001, while the average interest rate decreased from 3.77% to 2.92%, respectively.

The increase in deposits continues to provide funds for loans and liquidity. Loan demand during the first quarter was very strong as loans increased $6,233,000 or 5% from $122,705,000 at December 31, 2001 to $128,938,000 at March
31, 2002. Loan demand continues to be strong as the second quarter begins. Balances of investment securities increased during the first quarter by $7,389,000 since December 31, 2001. Interest bearing deposits at banks increased by $1,070,000 to $6,968,000 from $5,898,000. Deposits growth was strong during the first quarter, increasing $9,998,000, or 6%. We are already experiencing good deposit and loan demand at our Scranton office which opened at the end of January.

The provision for loan loss during the three months ending March 31, 2002 was $65,000 compared to $30,000 for the same period in 2001. This is due to slightly higher charge-offs during the first quarter and growth in the loan portfolio. The allowance for loan losses was $1,253,000 and $1,228,000 at March 31, 2002 and December 31, 2001, respectively. This represents 0.97% and 1.00% of total loans, 448% and 523% of non-performing loans, and 239% and 250% of non-performing assets, respectively. The provision for loan losses and related allowance for loan losses are based upon our continued evaluation of the current loan portfolio considering things such as general economic conditions, adequacy of collateral on past due loans, past and expected loan loss experience, composition of the loan portfolio, any unusual risk concentrations, allowance as a percentage of total loans and any other relevant factors. The reserve is not divided to provide for any individual loan or loan classification. The total allowance balance is available to absorb losses from all loans included in the portfolio.

The following sets forth loans past due 90 days or more on which interest has continued to be accrued for March 31, 2002 and December 31, 2001.

                                          March 2002         December 2001
                                                   (In thousands)
     Real estate mortgages                  $ 89                 $ 28
     Commercial                                0                  109
     Consumer                                 12                   11
                                       ---------------------------------------
     Total                                  $101                 $148
                                       =======================================

Non-accrual loans increased from $87,000 at December 31, 2001 to $179,000 at March 31, 2002. The overall quality remains very good, and management expects non-performing assets to remain at substantially the same levels as a proportion of loans.

Investments in securities increased by $7,389,000 or 9% from December 31, 2001 to March 31, 2002. The average rate earned on available for sale, held to maturity and deposits in banks were 6.29%, 6.89% and 2.30% for the three months ended March 31, 2002, as compared to 6.61%, 6.94% and 5.84% for the three months ended March 31, 2001. As of March 31, 2002, the fair value of the Bank's investments classified as held to maturity exceeded their amortized value by $326,000, while the fair value of investments classified as available for sale was less than their amortized value by $386,000. This is reflected as a decrease in the Company's equity of approximately $256,000, net of deferred tax effects.

Expectation of higher interest rates have reduced the value of some of our investments which are classified as available for sale. Rates are expected to rise during 2002, but there is much debate regarding when and how quickly they might rise. Currently we are purchasing investments with fairly short lives, generally three to five years for fixed rate securities. Generally, longer maturities will provide higher returns, but during this low interest rate environment, we want to avoid buying the longer maturity bonds at these low yields.

We are still purchasing only high quality investments to minimize credit risk to the value of our investments. There have been no adverse credit valuations on any of our investments. Although investment opportunities exist which will produce higher yields, they generally contain higher credit risk.

Salaries and employee benefits have increased by $78,000 or 14% from $573,000 to $651,000 and occupancy expense increased $29,000 or 24% from $119,000 to $148,000. Equipment expense increased $24,000 or 29% from $83,000 to $107,000, and other operating expenses increased $74,000 or 26% from $289,000 to $363,000. These increased costs are due to costs of adding our new Scranton office, additional ATMs, an upgrade of our mainframe computer and adding the position of loan analyst.

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

Since 1991 the Comptroller of the Currency has required all national banks to meet certain "Risk Based Capital" standards. These standards weight certain assets based on the risk of the asset, and also includes certain off-balance sheet items. The table below sets forth the Bank's Tier 1 and Tier 2 capital, risk adjusted assets (including off-balance sheet items) and the Bank's risk-based capital ratios under the guidelines, for March 31, 2002 and December 31, 2001.


(In thousands, except ratios)                                     2002        2001
Tier I capital:
  Shareholders' equity                                        $ 20,987    $ 21,290
Tier II capital:
  Loan loss reserve                                              1,329       1,304
                                                              --------------------
Total Qualifying Capital                                      $ 22,316    $ 22,594
                                                              ====================
Risk-adjusted assets (including off balance sheet items)      $130,812    $123,336

Tier I Capital Ratio (4.00% required)                            16.04%      17.36%
Total Capital Ratio (8.00% required)                             17.06%      18.45%
Tier 1 Leverage Ratio                                             9.23%       9.80%



                                          GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
                                    AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND RATES

----------------------------------------------------------------------------------------------------------------------
                                                     THREE MONTHS ENDED                    THREE MONTHS ENDED
                                                       MARCH 31, 2002                        MARCH 31, 2001
                                             ---------------------------------- --------------------------------------
(DOLLARS IN THOUSANDS)                          (1)       INTEREST   AVERAGE           (1)      INTEREST     AVERAGE
                                              AVERAGE     INCOME/    INTEREST        AVERAGE     INCOME/    INTEREST
                                              BALANCE      EXPENSE     RATE          BALANCE     EXPENSE      RATE
----------------------------------------------------------------------------------------------------------------------
INTEREST EARNING ASSETS:
LOANS:
Mortgages                                    $ 94,057     $1,866       7.94%        $ 62,897     $1,312       8.34%
Consumer                                       10,506        234       8.91           11,485        265       9.23
Commercial                                     21,248        414       7.79           38,472        856       8.90
                                             -------------------                    -------------------
Total loans                                   125,811      2,514       7.99          112,854      2,433       8.62
                                             -------------------                    -------------------
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury securities                        1,223         20       6.54            2,095         34       6.49
U.S. government agencies                       44,144        639       5.79           28,397        457       6.44
Tax exempt bonds                               24,992        452       7.23           15,468        276       7.14
Other securities                                2,183         30       5.50            1,600         19       4.75
                                             -------------------                    -------------------
Total available for sale                       72,542      1,141       6.29           47,560        786       6.61
                                             -------------------                    -------------------
SECURITIES HELD TO MATURITY:
U.S. government agencies                        1,014         15       5.92            4,021         62       6.17
Tax exempt bonds                                  806         12       5.96            1,623         29       7.15
Other securities                                9,971        176       7.06            9,227        167       7.24
                                             -------------------                    -------------------
Total held to maturity                         11,791        203       6.89           14,871        258       6.94
                                             -------------------                    -------------------
Deposits in banks                               4,862         28       2.30            3,356         49       5.84
                                             -------------------                    -------------------
TOTAL                                        $215,006     $3,886       7.23         $178,641     $3,526       7.90
                                             =========----------                    ==========---------
INTEREST BEARING LIABILITIES:
Deposits:
NOW and super-NOW                            $ 16,611     $   52       1.25         $ 15,074     $   80       2.12
Savings and money market                       39,168        174       1.78           31,851        197       2.47
Certificates of deposit                        90,173        998       4.43           80,396      1,178       5.86
Other time deposits                               200          1       2.00              200          3       6.00
                                             -------------------                    -------------------
Total deposits                                146,152      1,225       3.35          127,521      1,458       4.57
Other borrowed funds                           26,016        347       5.34           17,626        224       5.08
                                             -------------------                    -------------------
TOTAL                                         172,168      1,572       3.65          145,147      1,682       4.64
Non-interest bearing funds, net                42,838                                 33,494
TOTAL SOURCES TO FUND EARNING ASSETS         $215,006      1,572       2.92         $178,641      1,682       3.77
                                             =========----------                    =========----------
NET INTEREST YIELD                                        $2,314       4.30%                     $1,844       4.13%
                                                          ======                                 ======


(1)Average balances are daily averages. (2) Demand deposits, stockholders' equity and other non-interest bearing liabilities less non-earning assets.
(3) Non-accrual loans are reflected in the loan balances, but contributing no interest income. (4) Tax exempt interest income has been converted to a tax equivalent basis at the US Federal income tax rate of 34%.

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

                                        GRANGE NATIONAL BANC CORP.
                                        (Registrant)

Date       May 14, 2002                 /s/ Thomas A. McCullough
    ---------------------------         ---------------------------------------
                                        Thomas A. McCullough
                                        President
                                        Chief Executive Officer


Date       May 14, 2002                 /s/ Philip O. Farr
    ---------------------------         --------------------------------------
                                        Philip O. Farr
                                        Vice President and Comptroller
                                        Chief Financial Officer
                                        Chief Accounting Officer