Form 10QSB
period 2002-06-30
GRANGE NATIONAL BANC CORP
filed 2002-08-14
CIK 763850

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-13664


                            GRANGE NATIONAL BANC CORP


          PENNSYLVANIA                                     23-2314065
-----------------------------------------       --------------------------------
  (State or other jurisdiction of                       (I.R.S. Employer
   Incorporation or organization)                     Identification No.)


                   198 E. Tioga St., Tunkhannock, Pennsylvania
                   -------------------------------------------
                    (Address of principal executive offices)


                                 (570) 836-2100
                                 --------------
              (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes   X   No
             -----    -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practical date:   1,611,636 .
                                         ------------

Transitional Small Business Disclosure Format (Check one): Yes      ;   No   X
                                                               ----        -----

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY

                                                                            Page
PART I.  FINANCIAL INFORMATION

ITEM 1.  Unaudited Financial Statements

         Consolidated Statements of Financial Position as
         of June 30, 2002 and December 31, 2001................................2

         Consolidated Statements of Income and Comprehensive Income
         For the Three and Six Months Ended June 30, 2002 and 2001.............3

         Consolidated Statements of Changes to Stockholder's Equity For
         the Six Months Ended June 30, 2002 and 2001...........................4

         Consolidated Statements of Cash Flows For the Six Months ended
         June 30, 2002 and 2001................................................5

         Notes to Consolidated Financial Statements............................6

ITEM 2.  Management's Discussion and Analysis of Financial Condition......7 - 12


PART II. OTHER INFORMATION:

ITEM 6.  Exhibits and Reports on Form 8-K................................13 - 15


                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION, JUNE 30, 2002 AND DECEMBER 31, 2001

                                                                2002            2001
                                                             (UNAUDITED)      (AUDITED)
                                                             ----------       ---------
ASSETS:
Cash and due from banks                                     $  3,144,204    $  2,991,885
Interest bearing deposits                                      4,283,727       5,898,066
Investment securities, available for sale                     76,558,103      67,169,656
Investment securities, held to maturity
   (fair value 2002, $10,829,000; 2001, $12,455,000)          10,439,160      11,990,961
Equity securities at cost, substantially restricted            1,841,750       1,547,850
Loans, net of unearned interest                              138,120,249     122,705,280
Less:  allowance for loan losses                               1,332,879       1,228,237
                                                            ------------    ------------
Loans, net                                                   136,787,370     121,477,043

Bank premises and equipment - net                              3,255,899       3,171,795
Accrued interest and other assets                              5,103,274       4,617,823
Intangible assets                                                 70,003          84,156
Foreclosed assets                                                141,934         254,814
                                                            ------------    ------------
TOTAL ASSETS                                                $241,625,424    $219,204,049
                                                            ============    ============
LIABILITIES:
Domestic deposits:
   Non-interest bearing deposits                            $ 31,586,245    $ 29,840,741
   Interest bearing deposits                                 156,048,660     141,413,842
                                                            ------------    ------------
   Total deposits                                            187,634,905     171,254,583

Other borrowed funds                                          29,892,054      24,940,714
Accrued interest and other liabilities                         1,696,316       1,331,780
                                                            ------------    ------------
   TOTAL LIABILITIES                                         219,223,275     197,527,077
                                                            ------------    ------------
STOCKHOLDERS' EQUITY:
Preferred stock authorized 1,000,000 shares of $5 par;
   None issued
Common stock authorized 5,000,000 shares of $5 par value,
   1,691,434 and 1,648,604 shares issued in 2002 and 2001,
   respectively                                                8,457,170       8,243,020
Additional paid-in capital                                     2,394,370       2,183,855
Retained earnings                                             12,336,343      11,110,658
                                                            ------------    ------------
   Total                                                      23,187,883      21,537,533

Accumulated other comprehensive income                           729,000         303,000
Treasury stock, 80,308 and 8,816 shares in 2002 and 2001,
   respectively                                               (1,514,734)       (163,561)
                                                            ------------    ------------
   TOTAL STOCKHOLDERS' EQUITY                                 22,402,149      21,676,972
                                                            ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $241,625,424    $219,204,049
                                                            ============    ============


                 See Notes to Consolidated Financial Statements



                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

                                                              THREE MONTHS ENDED           SIX MONTHS ENDED
---------------------------------------------------------------------------------------------------------------
THREE AND SIX MONTHS ENDED JUNE 30,                           2002           2001         2002          2001
---------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
   Interest and fees on loans                              $2,634,615    $2,405,584    $5,097,096    $4,783,267
   Interest and dividends on securities                     1,107,827     1,040,759     2,349,084     1,981,191
   Interest on deposits in banks                               16,783        78,785        45,239       127,374
                                                           ----------    ----------    ----------    ----------
      TOTAL INTEREST INCOME                                 3,759,225     3,525,128     7,491,419     6,891,832
                                                           ----------    ----------    ----------    ----------
INTEREST EXPENSE:
   Interest on deposits                                     1,191,953     1,499,771     2,417,542     2,957,526
   Interest on other borrowed funds                           353,116       303,944       699,789       528,295
                                                           ----------    ----------    ----------    ----------
      TOTAL INTEREST EXPENSE                                1,545,069     1,803,715     3,117,331     3,485,821
                                                           ----------    ----------    ----------    ----------
      NET INTEREST INCOME                                   2,214,156     1,721,413     4,374,088     3,406,011
   Provision for loan losses                                   90,000        30,000       155,000        60,000
                                                           ----------    ----------    ----------    ----------
      NET INTEREST INCOME AFTER PROVISION FOR
      LOAN LOSSES                                           2,124,156     1,691,413     4,219,088     3,346,011
                                                           ----------    ----------    ----------    ----------
OTHER INCOME:
   Service charges and other income                           351,464       325,387       677,760       629,074
   Gain (loss) on sale of securities                          (13,637)                    (13,637)         (829)
   Gain (loss) on sale of other real estate                                 (21,099)       32,694       (21,099)
                                                           ----------    ----------    ----------    ----------
      TOTAL OTHER INCOME                                      337,827       304,288       696,817       607,146
                                                           ----------    ----------    ----------    ----------
OTHER EXPENSES:
   Salaries and employee benefits                             691,378       552,231     1,342,045     1,124,733
   Occupancy expense                                          122,994       134,052       271,490       253,037
   Equipment expense                                          107,449        91,203       214,175       174,645
   Other operating expense                                    425,850       330,685       788,924       619,470
                                                           ----------    ----------    ----------    ----------
      TOTAL OTHER EXPENSES                                  1,347,671     1,108,171     2,616,634     2,171,885
                                                           ----------    ----------    ----------    ----------
INCOME BEFORE INCOME TAX                                    1,114,312       887,530     2,299,271     1,781,272
   Provision for income taxes                                 283,000       156,000       538,353       356,000
                                                           ----------    ----------    ----------    ----------
NET INCOME                                                 $  831,312    $  731,530    $1,760,918    $1,425,272
                                                           ----------    ----------    ----------    ----------
OTHER COMPREHENSIVE INCOME (LOSS):
   Unrealized holding gain (loss) arising during period    $  985,363   ($  598,658)   $  645,363   ($  396,829)
   Reclassification adjustment for loss included in
      income statement                                         13,637                      13,637           829
   Federal income tax (expense) benefit                      (340,000)      202,000      (233,000)      135,000
                                                           ----------     ----------    ----------   ----------
   Unrealized holding gain (loss) arising during period,   $  659,000   ($  396,658)   $  426,000   ($  261,000)
      net
                                                           ----------    ----------    ----------    ----------
COMPREHENSIVE INCOME                                       $1,490,312    $  334,872    $2,186,918    $1,164,272
                                                           ==========    ==========    ==========    ==========
EARNINGS PER SHARE (DILUTED)                               $     0.49    $     0.42    $     1.02    $     0.81
                                                           ==========    ==========    ==========    ==========
WEIGHTED AVERAGE COMMON SHARES (DILUTED)                    1,708,296     1,747,316     1,729,865     1,747,548
                                                           ==========    ==========    ==========    ==========
EARNINGS PER SHARE (BASIC)                                 $     0.52    $     0.45    $     1.09    $     0.88
                                                           ==========    ==========    ==========    ==========
WEIGHTED AVERAGE COMMON SHARES (BASIC)                      1,597,338     1,612,918     1,613,988     1,622,996

                  See Notes to Consolidated Financial Statements


                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

---------------------------------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED JUNE 30,                                            2002           2001
---------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY, JANUARY 1                                          $21,676,972    $19,642,445

COMMON STOCK, $5.00 PAR VALUE

Stock issued                                                                 107,075         30,400

ADDITIONAL PAID-IN CAPITAL
Stock issued                                                                 210,515         28,370

RETAINED EARNINGS
Cash Dividend $0.27 and $0.25 per share in 2002 and 2001, respectively      (428,158)      (409,959)
Net income                                                                 1,760,918      1,425,272

ACCUMULATED OTHER COMPREHENSIVE INCOME
Other comprehensive income, net of tax                                       426,000       (261,000)

TREASURY STOCK
Purchase of common stock (71,492 in 2002 and 26 shares in 2001)           (1,351,173)          (442)
Reissuance of common stock (28 shares in 2001)                                                  466
                                                                         -----------    -----------
STOCKHOLDERS' EQUITY, JUNE 30                                            $22,402,149    $20,455,552
                                                                         ===========    ===========

                 See Notes to Consolidated Financial Statements


                    GRANGE NATIONAL BANC CORP AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30,                                      2002            2001
-----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net income                                                      $  1,760,918    $  1,425,272
   Adjustments to reconcile net income to
       net cash provided by operating activities:
     Depreciation and amortization                                      175,200         167,000
     Provision for loan losses                                          155,000          60,000
     Gain on sale of other real estate                                  (32,694)
     Loss on sale of securities                                          13,637
   Changes in:
     Accrued interest income and other assets                          (690,298)         26,729
     Accrued interest expense and other liabilities                     364,536         235,266
                                                                   ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             1,746,299       1,914,267
                                                                   ------------    ------------
INVESTING ACTIVITIES:
   Purchase bank premises and equipment                                (259,304)       (239,700)
   Proceeds from foreclosed assets                                      145,574          65,800
   Purchase of securities "available for sale"                      (20,633,451)    (32,177,586)
   Redemptions of securities "available for sale"                     6,879,326      12,846,629
   Sales of securities "available for sale"                           4,997,041
   Purchase of securities "held to maturity"                                           (510,453)
   Redemptions of securities "held to maturity"                       1,551,801       3,461,024
   Increase in restricted stock                                        (293,900)        (88,700)
   Net decrease (increase) in loans to customers                    (15,465,327)      3,117,958
   Net decrease (increase) in interest bearing deposits in banks      1,614,339      (7,131,375)
                                                                   ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                               (21,463,901)    (20,656,403)
                                                                   ------------    ------------
FINANCING ACTIVITIES:
   Increase in deposits before interest credited                     14,236,267       6,957,039
   Increase in borrowed funds                                         4,951,340       9,253,122
   Interest credited to deposits                                      2,144,055       2,574,455
   Issuance of common stock                                             317,590          58,770
   Dividend                                                            (428,158)       (409,959)
   Purchase of treasury stock                                        (1,351,173)             24
                                                                   ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            19,869,921      18,433,451
                                                                   ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS, JANUARY 1                                  2,991,885       3,063,003
                                                                   ------------    ------------
CASH AND CASH EQUIVALENTS, JUNE 30                                 $  3,144,204    $  2,754,318
                                                                   ============    ============
SUPPLEMENTARY SCHEDULE OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest                                                     $    440,981    $    294,480
      Income taxes                                                      752,471          50,000
   Non-cash investing and financing activities:
      Unrealized gain (losses) on securities                       $    426,000   ($    261,000)


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

3.   PREFERRED STOCK:

     The Company authorized 1,000,000 of preferred stock at $5 par value. At December 31, 2001 and June 30, 2002, no shares were issued nor outstanding.

4.   EARNINGS PER SHARE

     Earnings per share have been calculated using shares effected for the 2 for 1 stock split announced July 18, 2002.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION:

Our net income for the three and six months ending June 30, 2002 totaled $831,000 and $1,761,000, which is 14% and 24% higher than the $731,000 and
$1,425,000 of net income for the same periods last year. Net interest income for the three and six months ending June 30, 2002 increased by $493,000 to $2,214,000, and $968,000 to $4,374,000 compared to $1,721,000 and $3,406,000 for the same periods in 2001, increases of 29% and 28%. Interest income during these same time periods increased by $235,000 or 7% for the three month period and $599,000 or 9% for the six month period, compared to 2001, while interest expense decreased by $259,000 or 14% for the three month period, and $369,000 or 11% for the six month period compared to 2001.

The increase in interest income on loans was $229,000 or 10% for the second quarter, and $314,000 or 7% for the six months ended June 30, as compared to the same time last year. Interest income from investment securities increased by $67,000 or 6% for the second quarter, and $368,000 or 19% for the six months ended June 30, as compared to the same time last year. The Federal Reserve has dramatically reduced interest rates for the last eighteen months, subsequently putting pressure on loan rates. For over a year financial institutions, including ours, have been refinancing mortgages at lower interest rates. The New York prime rate has dropped to rates lower than we have seen in a generation. Many of our loans are tied to the prime rate, and this as well has reduced our interest income. Overall our interest income is up due to higher volumes of loans. Competition for mortgages and other loans requires us to keep lowering our rates. We continue to lower the rates we pay on deposits in order to preserve our net interest margin. We believe that interest rates are near the bottom of their cycle, but do not anticipate rates to rise very soon or very fast. Interest income on deposits in banks decreased by $62,000 from $79,000 to $17,000 during the second quarter and decreased by $82,000 from $127,000 to $45,000 for the six months ending June 30, 2002, as compared to the same times last year. We are receiving substantially lower interest on our balances and we have had lower balances.

The decrease in interest expense is due to lower interest rates paid to customers, offset by higher balances for the second quarter and the six months ending June 30, 2002 as compared to the same times in 2001. For the six months ending June 30, the average total sources to fund earning assets increased $36,375, from $185,260 to $221,635 in 2002, while the average interest rate decreased from 3.76% to 2.81%.

Deposit growth continues to provide funds for loans and liquidity. Loan demand during the year has been very strong as loans increased $15,415,000 or 13% from $122,705,000 at December 31, 2001 to $138,120,000 at June 30, 2002. Loan demand is leveling off as the third quarter begins. Balances of investment securities increased by $7,836,000 since December 31, 2001. Interest bearing deposits at banks decreased by $1,614,000, to $4,284,000 from $5,898,000. Deposit growth was strong during the first half of the year, increasing $16,380,000, or nearly 10%. Our Scranton office is generating substantial deposits for the bank, having reached nearly $7,874,000 in deposits by June 30.

The provision for loan loss during the three and six months ending June 30, 2002 was $90,000 and $155,000, as compared to $30,000 and $60,000 for the same periods in 2001. This was due to loan growth during the second quarter. The allowance for loan losses was $1,333,000 and $1,228,000 at June 30, 2002 and December 31, 2001, respectively. This represents 0.97% and 1.00% of total loans, 366% and 523% of non-performing loans, and 263% and 250% of non-performing assets, respectively. The provision for loan losses and related allowance for loan losses are based upon our continued evaluation of the current loan portfolio considering things such as general economic conditions, adequacy of collateral on past due loans, past and expected loan loss experience, composition of the loan portfolio, any unusual risk concentrations, allowance as a percentage of total loans and any other relevant factors. The reserve is not divided to provide for any individual loan or loan classification. The total allowance balance is available to absorb losses from all loans included in the portfolio.

The following sets forth loans past due 90 days or more on which interest has continued to be accrued for June 30, 2002 and December 31, 2001.

                                         June 2002               December 2001
                                                   (In thousands)
     Real estate mortgages                    $207                         $28
     Commercial                                  0                         109
     Consumer                                    9                          11
                                       ---------------------------------------
     Total                                    $216                        $148
                                       =======================================

Non-accrual loans increased from $87,000 at December 31, 2001 to $148,000 at June 30, 2002. The overall quality remains very good, and management expects non-performing assets to remain at substantially the same levels as a proportion of loans.

Investments in securities increased by $7,836,000 or 10% from December 31, 2001 to June 30, 2002. The average rate earned on available for sale, held to maturity and deposits in banks were 5.94%, 6.63% and 2.44% for the three months ended June 30, 2002, as compared to 6.65%, 6.59% and 3.90% for the three months ended June 30, 2001. For the six months ended June 30, 2002 the average rates were 6.11%, 6.77% and 2.35%, as compared to 6.64%, 6.77% and 4.54% for the six months ended June 30, 2001. As of June 30, 2002, the fair value of the Bank's investments classified as held to maturity exceeded their amortized value by $390,000, and the fair value of investments classified as available for sale exceeded their amortized value by $1,105,000. We sold approximately $5,000,000 of mortgaged backed securities to avoid extension risk in those securities when interest rates rise. We lost approximately $14,000 on these securities. The increase in the value of our securities available for sale is reflected as an increase in the Company's equity of approximately $426,000, net of deferred income tax.

Interest rates are expected to rise sometime within the next twelve months but there is much debate regarding when, or even if the Federal Reserve might lower them one more time. Currently we are purchasing investments with short to moderate maturities, generally three to five years for fixed rate taxable securities, and ten to twelve years for tax exempt securities. Generally, longer maturities will provide higher returns, but during this low interest rate environment, we want to avoid buying the longer maturity bonds at these low yields.

We are still purchasing only high quality investments to minimize credit risk to the value of our investments. There have been no adverse credit valuations on any of our investments. Although investment opportunities exist which will produce higher yields, they generally contain higher credit risk.

For the three months ending June 30, 2002, as compared to the same period in 2001, salaries and employee benefits increased by $139,000 or 25% from $552,000 to $691,000 and occupancy expense decreased $11,000 or 8% from $134,000 to $123,000. Equipment expense increased $16,000 or 18% from $91,000 to $107,000, and other operating expenses increased $95,000 or 29% from $331,000 to $426,000. For the six months ending June 30, 2002, as compared to the same period in 2001, salaries and employee benefits increased by $217,000 or 19% from $1,125,000 to $1,342,000 and occupancy expense increased $18,000 or 7% from $253,000 to $271,000. Equipment expense increased $39,000 or 22% from $175,000 to $214,000, and other operating expenses increased $170,000 or 27% from $619,000 to $789,000. These increased costs are due to costs of adding our new Scranton office, additional ATMs and an ATM card conversion and adding a loan analyst, as well as hiring a new bank officer to manage and develop business for our western offices.

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

Since 1991 the Comptroller of the Currency has required all national banks to meet certain "Risk Based Capital" standards. These standards weight certain assets based on the risk of the asset, and also includes certain off-balance sheet items. The table below sets forth the Bank's Tier 1 and Tier 2 capital, risk adjusted assets (including off-balance sheet items) and the Bank's risk-based capital ratios under the guidelines, for June 30, 2002 and December 31, 2001.

(In thousands, except ratios)                                2002        2001

Tier I capital:
   Shareholders' equity                                    $ 21,724    $ 21,290
Tier II capital:
   Loan loss reserve                                          1,333       1,228
   Unrealized gain on available for sale equity securities       83          76
                                                           --------    --------
Total Qualifying Capital                                   $ 23,140    $ 22,594
                                                           ========    ========
Risk-adjusted assets (including off balance sheet items)   $136,589    $123,336

Tier I Capital Ratio (4.00% required)                         15.90%      17.36%
Total Capital Ratio (8.00% required)                          16.94%      18.45%
Tier 1 Leverage Ratio                                          8.92%       9.80%


                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
               AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND RATES

------------------------------------------------------------------------------------------------------------------------
                                                     THREE MONTHS ENDED                    THREE MONTHS ENDED
                                                        JUNE 30, 2002                         JUNE 30, 2001
                                            ----------------------------------------------------------------------------
                                                 (1)      INTEREST     AVERAGE          (1)       INTEREST     AVERAGE
                                               AVERAGE     INCOME/    INTEREST        AVERAGE     INCOME/      INTEREST
(DOLLARS IN THOUSANDS)                         BALANCE    EXPENSE       RATE          BALANCE     EXPENSE        RATE
------------------------------------------------------------------------------------------------------------------------
INTEREST EARNING ASSETS:
LOANS:
Mortgages                                      $100,647     $1,967      7.82%        $ 63,347     $1,344         8.49%
Consumer                                         10,525        245      9.31           11,375        277         9.74
Commercial                                       27,605        425      6.16           39,372        849         8.63
                                            -----------------------               -----------------------
Total loans                                     138,777      2,637      7.60          114,094      2,470         8.66
                                            -----------------------               -----------------------
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury securities                            533          8      6.00            2,012         33         6.56
U.S. government agencies                         47,537        652      5.49           34,012        527         6.20
Tax exempt bonds                                 24,861        440      7.08           20,788        362         6.97
Other securities                                  2,980         28      3.76            1,462         47        12.86
                                            -----------------------               -----------------------
Total available for sale                         75,911      1,128      5.94           58,274        969         6.65
                                            -----------------------               -----------------------
SECURITIES HELD TO MATURITY:
U.S. government agencies                          1,209         15      4.96            2,018         31         6.14
Tax exempt bonds                                    549          9      6.56            1,552         28         7.22
Other securities                                  9,035        155      6.86            9,241        152         6.58
                                            -----------------------               -----------------------
Total held to maturity                           10,793        179      6.63           12,811        211         6.59
                                            -----------------------               -----------------------
Deposits in banks                                 2,783         17      2.44            6,775         66         3.90
                                            -----------------------               -----------------------
TOTAL                                          $228,264     $3,961      6.94         $191,954     $3,716         7.74
                                            ============-----------               ============-----------
INTEREST BEARING LIABILITIES:
Deposits:
NOW and Super-NOW                              $ 18,121     $   53      1.17         $ 13,254     $   80         2.41
Savings and money market                         42,279        167      1.58           32,747        194         2.37
Certificates of deposit                          97,331        972      3.99           85,111      1,223         5.75
Other time deposits                                 200          1      2.00              200          3         6.00
                                            -----------------------               -----------------------
Total deposits                                  157,931      1,193      3.02          131,312      1,500         4.57
Other borrowed funds                             29,933        353      4.72           20,594        304         5.90
                                            -----------------------               -----------------------
TOTAL                                           187,864      1,546      3.29          151,906      1,804         4.75

Non-interest bearing funds, net                  40,400                                40,048

TOTAL SOURCES TO FUND EARNING ASSETS           $228,264      1,546      2.71         $191,954      1,804         3.76
                                            ============-----------               ============-----------
NET INTEREST YIELD                                          $2,415      4.23%                     $1,912         3.98%
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


                 See Notes to Consolidated Financial Statements


                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
               AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND RATES

------------------------------------------------------------------------------------------------------------------------
                                                      SIX MONTHS ENDED                      SIX MONTHS ENDED
                                                        JUNE 30, 2002                         JUNE 30, 2001
                                            ----------------------------------------------------------------------------
                                                 (1)      INTEREST     AVERAGE          (1)       INTEREST      AVERAGE
                                               AVERAGE     INCOME/    INTEREST        AVERAGE     INCOME/      INTEREST
(DOLLARS IN THOUSANDS)                         BALANCE    EXPENSE       RATE          BALANCE     EXPENSE        RATE
------------------------------------------------------------------------------------------------------------------------
INTEREST EARNING ASSETS:
LOANS:
Mortgages                                      $ 97,352     $3,833      7.87%        $ 63,125     $2,656         8.42%
Consumer                                         10,516        479      9.11           11,429        542         9.48
Commercial                                       24,427        890      7.29           38,929      1,705         8.76
                                            -----------------------              -----------------------
Total loans                                     132,295      5,202      7.86          113,483      4,903         8.64
                                            -----------------------              -----------------------
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury securities                            878         28      6.38            2,053         67         6.53
U.S. government agencies                         45,841      1,291      5.63           31,151        984         6.32
Tax exempt bonds                                 24,927        892      7.16           18,225        638         7.00
Other securities                                  2,582         58      4.49            1,447         66         9.12
                                            -----------------------              -----------------------
Total available for sale                         74,228      2,269      6.11           52,876      1,755         6.64
                                            -----------------------              -----------------------
SECURITIES HELD TO MATURITY:
U.S. government agencies                          1,112         30      5.40            3,014         92         6.10
Tax exempt bonds                                    678         21      6.19            1,588         57         7.18
Other securities                                  9,503        331      6.97            9,233        319         6.91
                                            -----------------------              -----------------------
Total held to maturity                           11,293        382      6.77           13,835        468         6.77
                                            -----------------------              -----------------------
Deposits in banks                                 3,823         45      2.35            5,066        115         4.54
                                            -----------------------              -----------------------
TOTAL                                          $221,639     $7,898      7.13         $185,260     $7,241         7.82
                                            ============-----------              ============-----------

INTEREST BEARING LIABILITIES:
Deposits:
NOW and super-NOW                              $ 17,170     $  105      1.22         $ 15,490     $  160         2.07
Savings and money market                         40,265        341      1.69           32,302        391         2.42
Certificates of deposit                          92,739      1,970      4.25           82,769      2,404         5.81
Other time deposits                                 200          2      2.00              200          3         3.00
                                            -----------------------              -----------------------
Total deposits                                  150,374      2,418      3.22          130,761      2,958         4.52
Other borrowed funds                             29,467        700      4.75           20,060        528         5.26
                                             -----------------------              -----------------------
TOTAL                                           179,841      3,118      3.47          150,821      3,486         4.62

Non-interest bearing funds, net                  41,798                                34,439

TOTAL SOURCES TO FUND EARNING ASSETS           $221,639      3,118      2.81         $185,260      3,486         3.76
                                            ============-----------              ============-----------
NET INTEREST YIELD                                          $4,780      4.31%                     $3,755         4.06%
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


                 See Notes to Consolidated Financial Statements

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

          (i) Sarbanes-Oxley Act of 2002 Section 906 Certification of Chief Executive Officer

          I, Thomas A. McCullough, Chief Executive Officer of Grange National Banc Corp. certify that:

          1. I have read this quarterly report on Form 10-QSB of Grange National Banc Corp;

          2. To my knowledge, the information in this report is true in all important respects as of June 30, 2002;

          3. This report, containing the Company's financial statements, fully complies with the requirements of section 13(a) and 15(d) of the Securities and Exchange Act of 1934 and that information contained in this report fairly presents, in all material respects, the financial condition and results of operation of the Company; and

          4. This report contains all information about the Company of which I am aware that I believe is important to a reasonable investor, in light of the subjects required to be addressed in this report, as of June 30, 2002.

          For purposes of this certification, information is "important to a reasonable investor" if:

          (a) There is a substantial likelihood that a reasonable investor would view the information in the report; and

          (b) The report would be misleading to a reasonable investor if the information is omitted from the report.


          Date: August 14, 2002                     /s/ Thomas A. McCullough
                ---------------                     ---------------------------
                                                    Chief Executive Officer


          (ii) Sarbanes-Oxley Act of 2002 Section 906 Certification of Chief Financial Officer

          I, Philip O. Farr, Chief Financial Officer of Grange National Banc Corp. certify that:

          1. I have read this quarterly report on Form 10-QSB of Grange National Banc Corp;

          2. To my knowledge, the information in this report is true in all important respects as of June 30, 2002;

          3. This report, containing the Company's financial statements, fully complies with the requirements of section 13(a) and 15(d) of the Securities and Exchange Act of 1934 and that information contained in this report fairly presents, in all material respects, the financial condition and results of operation of the Company; and

          4. This report contains all information about the Company of which I am aware that I believe is important to a reasonable investor, in light of the subjects required to be addressed in this report, as of June 30, 2002.

          For purposes of this certification, information is "important to a reasonable investor" if:

          (a) There is a substantial likelihood that a reasonable investor would view the information in the report; and

          (b) The report would be misleading to a reasonable investor if the information is omitted from the report.

          Date: August 14, 2002                     /s/      Philip O. Farr
                ---------------                     ---------------------------
                                                    Chief Financial Officer

          (iii)

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

                                  GRANGE NATIONAL BANC CORP.
                                  --------------------------
                                  (Registrant)

Date   August 14, 2002             /s/ Thomas A. McCullough
    -------------------------     ---------------------------------------------
                                  Thomas A. McCullough
                                  President
                                  Chief Executive Officer


Date   August 14, 2002            /s/ Philip O. Farr
    -------------------------     ---------------------------------------------
                                  Philip O. Farr
                                  Vice President and Comptroller
                                  Chief Financial Officer
                                  Chief Accounting Officer