Form 10-Q
period 2002-09-30
GRANGE NATIONAL BANC CORP
filed 2002-11-14
CIK 763850

U.S. SECURITIES AND EXCHANGE
                             COMMISSION Washington,
                                   D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 2002.


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

                                 (570) 836-2100
              (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 1,620,591

Transitional Small Business Disclosure Format (Check one): Yes ____;   No  X

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY

PART I.  FINANCIAL INFORMATION

ITEM 1.  Unaudited Financial Statements

                                                                                                              Page

         Consolidated Statements of Financial Position as
         of September 30, 2002 and December 31, 2001..............................................................2

         Consolidated Statements of Income and Comprehensive Income For the
         Three and Nine Months Ended September 30, 2002 and 2001..................................................3

         Consolidated Statements of Changes to Stockholder's Equity For the Nine Months
         Ended September 30, 2002 and 2001........................................................................4

         Consolidated Statements of Cash Flows For the Nine Months ended
         September 30, 2002 and 2001..............................................................................5

         Notes to Consolidated Financial Statements...............................................................6

ITEM 2.  Management's Discussion and Analysis of Financial Condition.........................................7 - 12

ITEM 3   Controls and Procedures.................................................................................13

PART II. OTHER INFORMATION:

ITEM 6.  Exhibits and Reports on Form 8-K...................................................................14 - 16


                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
       Consolidated Statements of Financial Position, September 30, 2002
                             and December 31, 2001


                                                                                       2002               2001
                                                                                   (Unaudited)         (Audited)
ASSETS:

Cash and due from banks                                                                 $3,205,810         $2,991,885
Interest bearing deposits                                                                6,846,981          5,898,066
Investment securities, available for sale                                               81,688,454         67,169,656
Investment securities, held to maturity
     (fair value 2002, $10,400,000; 2001, $12,455,000)                                   9,839,709         11,990,961
Equity securities at cost, substantially restricted                                      1,875,550          1,547,850
Loans, net of unearned interest                                                        145,501,392        122,705,280
Less:  allowance for loan losses                                                         1,370,650          1,228,237
                                                                                 ------------------ ------------------
Loans, net                                                                             144,130,742        121,477,043
Bank premises and equipment - net                                                        3,440,900          3,171,795
Accrued interest and other assets                                                        5,288,256          4,617,823
Intangible assets                                                                           65,123             84,156
Foreclosed assets                                                                          141,934            254,814
                                                                                 ------------------ ------------------
TOTAL ASSETS                                                                          $256,523,459       $219,204,049
                                                                                 ================== ==================

LIABILITIES:

Domestic deposits:
Non-interest bearing deposits                                                          $33,658,025        $29,840,741
Interest bearing deposits                                                              160,818,093        141,413,842
                                                                                 ------------------ ------------------
  Total deposits                                                                        194,476,118        171,254,583
Other borrowed funds                                                                    35,258,878         24,940,714
Accrued interest and other liabilities                                                   2,217,532          1,331,780
                                                                                 ------------------ ------------------
                                                                                 ------------------ ------------------
                                                                                 ------------------ ------------------
STOCKHOLDERS' EQUITY:

Preferred stock authorized 1,000,000 shares of $5 par; None issued Common stock authorized 5,000,000 shares of $5 par value,
    1,698,247 and 1,648,604 shares issued in 2002 and 2001, respectively                 8,491,235          8,243,020
Additional paid-in capital                                                               2,447,448          2,183,855
Retained earnings                                                                       13,114,212         11,110,658
                                                                                 ------------------ ------------------
Total                                                                                   24,052,895         21,537,533
Accumulated other comprehensive income                                                   2,117,000            303,000
Treasury stock, 82,313 and 8,816 shares in 2002 and 2001, respectively                 (1,598,964)          (163,561)
                                                                                 ------------------ ------------------
  Total stockholders' equity                                                            24,570,931         21,676,972
                                                                                 ------------------ ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $256,523,459       $219,204,049
                                                                                 ================== ==================


                                            See Notes to Consolidated Financial Statements


                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
     Consolidated Statements of Income and Comprehensive Income (Unaudited)

                                                              Three months ended              Nine months ended
------------------------------------------------------- ------------------------------- ------------------------------
Three and Nine Months Ended September 30,                    2002            2001            2002           2001
------------------------------------------------------- ---------------- -------------- --------------- --------------
Interest Income:

Interest and fees on loans                                   $2,696,910     $2,446,782      $7,794,007     $7,230,049
Interest and dividends on securities                          1,242,732      1,211,478       3,591,815      3,192,670
Interest on deposits in banks                                    27,377         42,392          72,616        169,766
                                                        ---------------- -------------- --------------- --------------
  Total interest income                                       3,967,019      3,700,652      11,458,438     10,592,485
                                                        ---------------- -------------- --------------- --------------
Interest Expense:
Interest on deposits                                          1,197,546      1,477,862       3,615,087      4,435,388
Interest on other borrowed funds                                399,707        328,893       1,099,497        857,189
                                                        ---------------- -------------- --------------- --------------
  Total interest expense                                      1,597,253      1,806,755       4,714,584      5,292,577
                                                        ---------------- -------------- --------------- --------------
Net interest income                                           2,369,766      1,893,897       6,743,854      5,299,908
Provision for loan losses                                        50,000         40,000         205,000        100,000
                                                        ---------------- -------------- --------------- --------------
Net interest income after provision for loan losses           2,319,766      1,853,897       6,538,854      5,199,908
                                                        ---------------- -------------- --------------- --------------
Other income:
Service charges and other income                                393,473        262,239       1,071,233        891,313
Gain (loss) on sale of securities                                                 (17)        (13,637)          (846)
Gain (loss) on sale of other real estate                                                        32,694       (21,099)
                                                        ---------------- -------------- --------------- --------------
  Total other income                                            393,473        262,222       1,090,290        869,368
                                                        ---------------- -------------- --------------- --------------
Other Expenses:
Salaries and employee benefits                                  706,427        579,516       2,048,472      1,704,249
Occupancy expense                                               171,055        147,160         442,545        400,197
Equipment expense                                                96,590         96,434         310,765        271,088
Other operating expense                                         409,517        368,221       1,198,442        987,682
                                                        ---------------- -------------- --------------- --------------
  Total other expenses                                        1,383,589      1,191,331       4,000,224      3,363,216
                                                        ---------------- -------------- --------------- --------------
Income before income tax                                      1,329,650        924,788       3,628,920      2,706,060
Provision for income taxes                                      324,000        193,000         862,353        549,000
                                                        ---------------- -------------- --------------- --------------
Net income                                                   $1,005,650       $731,788      $2,766,567     $2,157,060
                                                        ---------------- -------------- --------------- --------------

Other comprehensive income:
Unrealized holding gain arising during period                $2,118,000     $1,593,017      $2,734,363     $1,213,846
Reclassification adjustment for loss included in
income statement                                                                    17          13,637            846
Federal income tax expense                                    (730,000)      (531,000)       (934,000)      (412,000)
                                                        ---------------- -------------- --------------- --------------
Unrealized holding gain arising during period, net           $1,388,000     $1,062,034      $1,814,000       $802,692
                                                        ---------------- -------------- --------------- --------------
Comprehensive income                                         $2,393,650     $1,793,822      $4,580,567     $2,959,752
                                                        ================ ============== =============== ==============
Earnings per share (diluted)                                      $0.58          $0.41           $1.60          $1.21
                                                        ================ ============== =============== ==============
Weighted average common shares (diluted)                      1,730,870      1,781,818       1,727,348      1,772,384
                                                        ================ ============== =============== ==============
Earnings per share (basic)                                        $0.62          $0.45           $1.72          $1.31
                                                        ================ ============== =============== ==============
Weighted average common shares (basic)                        1,612,734      1,628,430       1,611,087      1,638,220



                 See Notes to Consolidated Financial Statements

                  See Notes to Consolidate Financial Statements
                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
     Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

---------------------------------------------------------------------------------- ------------------- ---------------
For the Nine Months Ended September 30,                                                   2002              2001
---------------------------------------------------------------------------------- ------------------- ---------------
STOCKHOLDERS' EQUITY, January 1                                                           $21,676,972     $19,642,445
COMMON STOCK, $5.00 PAR VALUE
Stock issued                                                                                  139,850          42,270
ADDITIONAL PAID-IN CAPITAL
Stock issued                                                                                  263,592          42,387
RETAINED EARNINGS
Cash Dividend $0.41 and $0.37 per share in 2002 and 2001, respectively                      (654,647)       (615,544)
Net income                                                                                  2,766,567       2,157,060
ACCUMULATED OTHER COMPREHENSIVE INCOME
Other comprehensive income, net of tax                                                      1,814,000         801,000
TREASURY STOCK
Purchase of  common stock (73,497 in 2002 and 26 shares in 2001)                          (1,435,403)           (442)
Reissuance of common stock (28 shares in 2001)                                                                    466
                                                                                   ------------------- ---------------
STOCKHOLDERS' EQUITY, September 30                                                        $24,570,931     $22,069,642
                                                                                   =================== ===============



                 See Notes to Consolidated Financial Statements

                    GRANGE NATIONAL BANC CORP AND SUBSIDIARY
                Consolidated Statements of Cash Flow (Unaudited)

For the Nine Months Ended September 30,                                                2002               2001
------------------------------------------------------------------------------- ------------------- ------------------
OPERATING ACTIVITIES:
Net income                                                                              $2,766,567         $2,157,060
Adjustments to reconcile net income to
 net cash provided by operating activities:
Depreciation and amortization                                                              262,800            246,500
Provision for loan losses                                                                  205,000            100,000
Gain on sale of other real estate                                                         (32,694)
Loss on sale of securities                                                                  13,637
Changes in:
Accrued interest income and other assets                                                 (670,433)          (319,591)
Accrued interest expense and other liabilities                                            (50,248)            943,664
                                                                                ------------------- ------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                2,494,629          3,127,633
                                                                                ------------------- ------------------
INVESTING ACTIVITIES:
Purchase bank premises and equipment                                                     (531,905)          (444,515)
Proceeds from foreclosed assets                                                            145,574             65,800
Purchase of securities "available for sale"                                           (30,303,870)       (37,944,969)
Redemptions of securities "available for sale"                                          13,543,427         11,747,526
Sales of securities "available for sale"                                                 4,997,041          2,992,888
Purchase of securities "held to maturity"                                                                 (1,010,453)
Redemptions of securities "held to maturity"                                             2,151,252          3,762,790
Increase in restricted stock                                                             (327,700)          (225,000)
Net increase in loans to customers                                                    (22,858,699)        (5,257,597)
Net increase in interest bearing deposits in banks                                       (948,915)        (4,489,599)
                                                                                ------------------- ------------------
NET CASH USED IN INVESTING ACTIVITIES                                                 (34,133,795)       (30,803,129)
                                                                                ------------------- ------------------
FINANCING ACTIVITIES:
Increase in deposits before interest credited                                           19,838,875         14,308,707
Increase in borrowed funds                                                              10,318,164          9,257,146
Interest credited to deposits                                                            3,382,660          4,092,511
Issuance of common stock                                                                   403,442             84,657
Dividend                                                                                 (654,647)          (615,544)
Purchase of treasury stock                                                             (1,435,403)                 24
                                                                                ------------------- ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                               31,853,091         27,127,501
                                                                                ------------------- ------------------
NET INCREASE (DECREASE) IN CASH                                                            213,925          (547,995)
 AND CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS, January 1                                                     2,991,885          3,063,003
                                                                                ------------------- ------------------
CASH AND CASH EQUIVALENTS, September 30                                                 $3,205,810         $2,515,008
                                                                                =================== ==================

SUPPLEMENTARY SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest                                                                                  $851,504           $835,344
Income taxes                                                                             1,042,471            347,000
Non-cash investing and financing activities:
Unrealized gain on securities                                                           $1,814,000           $801,000




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

3. PREFERRED STOCK:

         The Company authorized 1,000,000 of preferred stock at $5 par value. At December 31, 2001 and September 30, 2002, no shares were issued nor outstanding.

4. STOCK SPLIT

         Common stock, Retained earnings and earnings per share for prior periods have been adjusted to reflect the 2 for 1 stock split effective July 31, 2002.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION:

Our net income for the three and nine months ending September 30, 2002 totaled $1,005,000 and $2,767,000, which is 37% and 28% higher than the $732,000 and
$2,157,000 of net income for the same periods last year. Net interest income for the three and nine months ending September 30, 2002 increased by $476,000 to $2,370,000, and $1,444,000 to $6,744,000 compared to $1,894,000 and $5,300,000 for the same periods in 2001, increases of 25% and 27%. Interest income during these same time periods increased by $266,000 or 7% for the three month period and $866,000 or 8% for the nine month period, compared to 2001, while interest expense decreased by $210,000 or 12% for the three month period, and $578,000 or 11% for the nine month period compared to 2001.

The increase in interest income on loans was $250,000 or 10% for the third quarter, and $564,000 or 8% for the nine months ended September 30, as compared to the same time last year. Interest income from investment securities increased by $32,000 or 3% for the third quarter, and $399,000 or 12% for the nine months ended September 30, as compared to the same time last year. The Federal Reserve has dramatically reduced interest rates for the last eighteen months, subsequently putting pressure on loan rates. For over a year financial institutions, including ours, have been refinancing mortgages at lower interest rates. The New York prime rate has dropped to rates lower than we have seen in a generation. Many of our loans are tied to the prime rate, and this as well has reduced our interest income. Overall our interest income is up due to higher volumes of loans. Competition for mortgages and other loans requires us to keep lowering our rates. We continue to lower the rates we pay on deposits in order to preserve our net interest margin. We believe that interest rates are near the bottom of their cycle, but do not anticipate rates to rise very soon or very fast. Interest income on deposits in banks decreased by $15,000 from $42,000 to $27,000 during the third quarter and decreased by $97,000 from $170,000 to $73,000 for the nine months ending September 30, 2002, as compared to the same times last year. We are receiving substantially lower interest on our balances this year as compared to last year.

The decrease in interest expense is due to lower interest rates paid to customers, offset by higher balances for the third quarter and the nine months ending September 30, 2002 as compared to the same times in 2001. For the nine months ending September 30, the average total sources to fund earning assets increased $35,422, from $190,644 to $226,066 in 2002, while the average interest rate decreased from 3.70% to 2.78%.


Deposit growth continues to provide funds for loans and liquidity. Loan demand during the year has been very strong as loans increased $22,796,000 or 19% from $122,705,000 at December 31, 2001 to $145,501,000 at September 30, 2002. Loan
demand is steady as the fourth quarter begins. Balances of investment securities increased by $12,367,000 since December 31, 2001. Interest bearing deposits at banks increased by $949,000, to $6,847,000 from $5,898,000.

Deposit growth has been strong during the year, increasing $23,221,000, or nearly 14%. Our Scranton office is generating substantial deposits for the bank, having surpassed $11,000,000 in deposits by September 30.

The provision for loan loss during the three and nine months ending September 30, 2002 was $50,000 and $205,000, as compared to $40,000 and $100,000 for the same periods in 2001. The allowance for loan losses was $1,371,000 and $1,228,000 at September 30, 2002 and December 31, 2001, respectively. This represents 0.94% and 1.00% of total loans, 220% and 523% of non-performing loans, and 179% and 250% of non-performing assets, respectively. The provision for loan losses and related allowance for loan losses are based upon our continued evaluation of the current loan portfolio considering things such as general economic conditions, adequacy of collateral on past due loans, past and expected loan loss experience, composition of the loan portfolio, any unusual risk concentrations, allowance as a percentage of total loans and any other relevant factors. The reserve is not divided to provide for any individual loan or loan classification. The total allowance balance is available to absorb losses from all loans included in the portfolio.

The following sets forth loans past due 90 days or more on which interest has continued to be accrued for September 30, 2002 and December 31, 2001.

                                             September 2002        December 2001
                                                       (In thousands)
          Real estate mortgages                   $338                  $28
          Commercial                               154                  109
          Consumer                                  28                   11
                                              ------------         -------------
          Total                                   $520                 $148
                                              ============         =============

Non-accrual loans increased from $87,000 at Decemberon 31, 2001 to $108,000 at September 30, 2002. The overall quality remains very good, and management expects non-performing assets to remain at substantially the same levels as a proportion of loans.

Investments in securities increased by $12,367,000 or 16% from December 31, 2001 to September 30, 2002. The average rate earned on available for sale, held to maturity and deposits in banks were 6.11%, 6.29% and 2.13% for the three months ended September 30, 2002, as compared to 6.65%, 6.88% and 4.49% for the three months ended September 30, 2001. For the nine months ended September 30, 2002 the average rates were 6.11%, 6.62% and 2.26%, as compared to 6.63%, 6.81% and 4.90% for the nine months ended September 30, 2001. As of September 30, 2002, the fair value of the Company's investments classified as held to maturity exceeded their amortized value by $560,000, and the fair value of investments classified as available for sale exceeded their amortized value by $3,209,000. Earlier in the year, we sold approximately $5,000,000 of mortgaged backed securities to avoid extension risk in those securities when interest rates rise. Our loss was approximately $14,000 on these securities. The increase in the value of our securities available for sale is reflected as an increase in the Company's equity of approximately $1,814,000, net of deferred income tax.

Interest rates are expected to rise sometime within the next twelve months but there is much debate regarding when. The Federal Reserve lowered them again in November by 50 basis points. To guard against significant market value losses in the portfolio, due to rising interest rates, we are purchasing investments with short to moderate maturities, generally three to five years for fixed rate taxable securities, and ten to twelve years for tax exempt securities. Generally, longer maturities will provide higher returns, but during this low interest rate environment, we want to avoid buying the longer maturity bonds at these low yields.

We are still purchasing only high quality investments to minimize credit risk to the value of our investments. There have been no adverse credit valuations on any of our investments. Although investment opportunities exist which will produce higher yields, they generally contain higher credit risk.

For the three months ending September 30, 2002, as compared to the same period in 2001, salaries and employee benefits increased by $126,000 or 22% from $580,000 to $706,000 and occupancy expense increased $24,000 or 16% from $147,000 to $171,000. Equipment expense stayed essentially the same, and other operating expenses increased $42,000 or 11% from $368,000 to $410,000. For the nine months ending September 30, 2002, as compared to the same period in 2001, salaries and employee benefits increased by $344,000 or 20% from $1,704,000 to $2,048,000 and occupancy expense increased $43,000 or 11% from $400,000 to $443,000. Equipment expense increased $40,000 or 15% from $271,000 to $311,000, and other operating expenses increased $210,000 or 21% from $988,000 to $1,198,000. These increased costs are due to costs of adding our new Scranton office, additional ATMs and an ATM card conversion and adding a loan analyst, as well as hiring a new bank officer to manage and develop business for our western offices.

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

The Comptroller of the Currency requires all national banks to meet certain "Risk Based Capital" standards. These standards weight certain assets based on the risk of the asset, and also includes certain off-balance sheet items. The table below sets forth the Bank's Tier 1 and Tier 2 capital, risk adjusted assets (including off-balance sheet items) and the Bank's risk-based capital ratios under the guidelines, for September 30, 2002 and December 31, 2001.


(In thousands, except ratios)                                                                2002               2001
Tier I capital:
Shareholders' equity                                                                      $22,481            $21,290
Tier II capital:
Loan loss reserve                                                                           1,371              1,228
Unrealized gain on available for sale equity securities                                        63                 76
                                                                                  ---------------- ------------------
Total Qualifying Capital                                                                  $23,915            $22,594
                                                                                  ================ ==================
Risk-adjusted assets (including off balance sheet items)                                 $144,203           $123,336
Tier I Capital Ratio (4.00% required)                                                      15.59%             17.36%
Total Capital Ratio (8.00% required)                                                       16.58%             18.45%
Tier 1 Leverage Ratio                                                                       8.94%              9.80%

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
               Average Balances, Interest Income/Expense and Rates
           ------------------------------------------------------------

                                                   Three Months Ended                    Three Months Ended
                                                   September 30, 2002                    September 30, 2001
                                           ------------------------------------ --------------------------------------
(Dollars in thousands)                          (1)       Interest   Average          (1)        Interest   Average
                                              Average     Income/    Interest                    Income/    Interest
                                              Balance      Expense     Rate     Average Balance   Expense     Rate
---------------------------------------------------------------------------------------------------------------------
INTEREST EARNING ASSETS:

Loans:
Mortgages                                       $107,332     $2,074      7.73%          $67,297     $1,414      8.40%
Consumer                                          10,712        256       9.56           11,439        276       9.65
Commercial                                        23,973        402       6.71           37,554        794       8.46
                                           -------------- ----------            ---------------- ----------
Total loans                                      142,017      2,732       7.69          116,290      2,484       8.54
                                           -------------- ----------            ---------------- ----------
U.S. Treasury securities                             510          9       7.06            1,882         31       6.59
U.S. government agencies                          49,290        714       5.79           41,428        653       6.30
Tax exempt bonds                                  26,905        471       7.00           24,429        443       7.25
Other securities                                   3,211         26       3.24            1,513         24       6.35
                                           -------------- ----------            ---------------- ----------
Total available for sale                          79,916      1,220       6.11           69,252      1,151       6.65
                                           -------------- ----------            ---------------- ----------
Securities held to maturity:
U.S. government agencies                           1,079         13       4.82            1,706         28       6.57
Tax exempt bonds                                     548          9       6.57            1,439         26       7.23
Other securities                                   8,929        144       6.45            9,937        171       6.88
                                           -------------- ----------            ---------------- ----------
Total held to maturity                            10,556        166       6.29           13,082        225       6.88
                                           -------------- ----------            ---------------- ----------
Deposits in banks                                  5,251         28       2.13            3,740         42       4.49
                                           -------------- ----------            ---------------- ----------
TOTAL                                           $237,740     $4,146       6.98         $202,364     $3,902       7.71
                                           ============== ----------            ================ ----------

INTEREST BEARING LIABILITIES:

Deposits:
NOW and super-NOW                                $17,139        $44       1.03          $16,057        $73       1.82
Savings and money market                          42,033        158       1.50           34,816        191       2.19
Certificates of deposit                          102,331        994       3.89           89,077      1,210       5.43
Other time deposits                                  200          1       2.00              200          3       6.00
                                           -------------- ----------            ---------------- ----------
Total deposits                                   161,703      1,197       2.96          140,150      1,478       4.22
Other borrowed funds                              29,890        399       5.34           24,596        329       5.35
                                           -------------- ----------            ---------------- ----------
TOTAL                                            191,593      1,596       3.33          164,746      1,807       4.39
Non-interest bearing funds, net                   46,147                                 37,618
TOTAL SOURCES TO FUND EARNING ASSETS            $237,740      1,596       2.69         $202,364      1,807       3.57
                                           ============== ----------            ================ ----------
NET INTEREST YIELD                                           $2,550      4.29%                      $2,095      4.14%
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


                 See Notes to Consolidated Financial Statements

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
               Average Balances, Interest Income/Expense and Rates

----------------------------------------------------------------------------------------------------------------------
                                                    Nine Months Ended                     Nine Months Ended
                                                   September 30, 2002                    September 30, 2001
                                           ------------------------------------ --------------------------------------
(Dollars in thousands)                          (1)       Interest   Average          (1)        Interest   Average
                                              Average     Income/    Interest                    Income/    Interest
                                              Balance      Expense     Rate     Average Balance   Expense     Rate
------------------------------------------ -------------- ---------- ---------- ---------------- ---------- ----------

INTEREST EARNING ASSETS:

Loans:
Mortgages                                       $100,877     $5,907      7.81%          $64,531     $4,070      8.41%
Consumer                                          10,485        735       9.35           11,400        818       9.57
Commercial                                        23,214      1,292       7.42           38,437      2,622       9.10
                                           -------------- ----------            ---------------- ----------
Total loans                                      134,576      7,934       7.86          114,368      7,510       8.76
                                           -------------- ----------            ---------------- ----------
Securities available for sale:
U.S. Treasury securities                             752         37       6.56            1,995         98       6.55
U.S. government agencies                          47,009      2,005       5.69           34,290      1,637       6.37
Tax exempt bonds                                  25,594      1,363       7.10           20,316      1,081       7.09
Other securities                                   2,795         84       4.01            1,469         73       6.63
                                           -------------- ----------            ---------------- ----------
Total available for sale                          76,150      3,489       6.11           58,070      2,889       6.63
                                           -------------- ----------            ---------------- ----------
Securities held to maturity:
U.S. government agencies                           1,100         43       5.21            2,573        121       6.27
Tax exempt bonds                                     633         30       6.32            1,538         83       7.20
Other securities                                   9,308        475       6.80            9,471        490       6.90
                                           -------------- ----------            ---------------- ----------
Total held to maturity                            11,041        548       6.62           13,582        694       6.81
                                           -------------- ----------            ---------------- ----------
Deposits in banks                                  4,299         73       2.26            4,624        170       4.90
                                           -------------- ----------            ---------------- ----------
TOTAL                                           $226,066    $12,044       7.10         $190,644    $11,263       7.88
                                           ============== ----------            ================ ----------
INTEREST BEARING LIABILITIES:

Deposits:
NOW and super-NOW                                $17,290       $149       1.15          $15,681       $234       1.99
Savings and money market                          41,160        499       1.62           33,149        582       2.34
Certificates of deposit                           96,642      2,964       4.09           84,895      3,613       5.67
Other time deposits                                  200          3       2.00              200          7       4.67
                                           -------------- ----------            ---------------- ----------
Total deposits                                   155,292      3,615       3.10          133,925      4,436       4.42
Other borrowed funds                              27,766      1,099       5.28           21,589        857       5.29
                                           -------------- ----------            ---------------- ----------
TOTAL                                            183,058      4,714       3.43          155,514      5,293       4.54
Non-interest bearing funds, net                   43,008                                 35,130
TOTAL SOURCES TO FUND EARNING ASSETS            $226,066      4,714       2.78         $190,644      5,293       3.70
                                           ============== ----------            ================ ----------
NET INTEREST YIELD                                           $7,330      4.32%                      $5,970      4.18%
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


                 See Notes to Consolidated Financial Statements

ITEM 3.  CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of its disclosure controls and procedures within 90 days prior to filing of this report. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, the Company's President and Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have not been any significant changes in the Company's internal controls, or in other factors which would significantly affect internal controls subsequent to the date the Company carried out its evaluation, or any corrective actions taken with regard to significant deficiencies or material weaknesses.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits

     (i) Sarbanes-Oxley Act of 2002 Section 906 Certification of Chief Executive Officer

     I, Thomas A. McCullough, Chief Executive Officer of Grange National Banc
        Corp. certify that:

     1. I have read this quarterly report on Form 10-QSB of Grange National Banc Corp;
     2. To my knowledge, the information in this report is true in all important respects as of September 30, 2002;
     3. This report, containing the Company's financial statements, fully complies with the requirements of section 13(a) and 15(d) of the Securities and Exchange Act of 1934 and that information contained in this report fairly presents, in all material respects, the financial condition and results of operation of the Company; and
     4. This report contains all information about the Company of which I am aware that I believe is important to a reasonable investor, in light of the subjects required to be addressed in this report, as of September 30, 2002.

     For purposes of this certification, information is "important to a reasonable investor" if:

     (a) There is a substantial likelihood that a reasonable investor would view the information in the report; and (b) The report would be misleading to a reasonable investor if the information is omitted from the report.

     Date:   November 14, 2002                        /s/   Thomas A. McCullough
             ---------------------                    --------------------------
                                                      Chief Executive Officer

     (ii) Sarbanes-Oxley Act of 2002 Section 906 Certification of Chief Financial Officer

     I, Philip O. Farr, Chief Financial Officer of Grange National Banc Corp. certify that:

     1. I have read this quarterly report on Form 10-QSB of Grange National Banc Corp;
     2. To my knowledge, the information in this report is true in all important respects as of September 30, 2002;
     3. This report, containing the Company's financial statements, fully complies with the requirements of section 13(a) and 15(d) of the Securities and Exchange Act of 1934 and that information contained in this report fairly presents, in all material respects, the financial condition and results of operation of the Company; and
     4. This report contains all information about the Company of which I am aware that I believe is important to a reasonable investor, in light of the subjects required to be addressed in this report, as of September 30, 2002.

     For purposes of this certification, information is "important to a reasonable investor" if:

     (a) There is a substantial likelihood that a reasonable investor would view the information in the report; and (b) The report would be misleading to a reasonable investor if the information is omitted from the report.

     Date:   November 14, 2002                           /s/ Philip O. Farr
             ---------------------                       -----------------------
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

                                                     GRANGE NATIONAL BANC CORP.
                                                     (Registrant)

Date       November 14, 2002                      /s/ Thomas A. McCullough
    -------------------------------------         ---------------------------
                                                  Thomas A. McCullough
                                                  President
                                                  Chief Executive Officer


Date       November 14, 2002                      /s/ Philip O. Farr
    -------------------------------------         ---------------------------
                                                  Philip O. Farr
                                                  Vice President and Comptroller
                                                  Chief Financial Officer
                                                  Chief Accounting Officer