Form 10KSB
period 2002-12-31
GRANGE NATIONAL BANC CORP
filed 2003-03-31
CIK 763850

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2002
                          -----------------
                                       or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ____________________________to___________________
Commission File No. 0-13599

                           Grange National Banc Corp.
                           --------------------------
             (Exact name of registrant as specified in its charter)

     Pennsylvania                                            23-2314065
-------------------------------------------                 ------------
(State or other jurisdiction of incorporation              (IRS Employer
 or organization)                                       Identification Number)

198 E Tioga St., Tunkhannock, Pennsylvania                       18657
-------------------------------------------                    ----------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code: (570) 836-2100
                                                --------------
Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----
Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, par value $5.00
                         -----------------------------
                                (Title of class)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) if the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB, [ ]

         Issuer's revenues for the year ending December 31, 2002 were $17,057,000.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of March 25, 2003, computed by reference to the average bid and ask price was $45,937,497. As of March 25, 2003, the Registrant had 1,627,045 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the 2002 Annual Report to Shareholders are incorporated herein by reference in response to Part II hereof, and the definitive Proxy Statement relating to the 2003 Annual Meeting of Shareholders is incorporated by reference in response to Part III hereof.

         Transitional Small Business Disclosure Format:   [ ] Yes       [X] No

                                     PART I

Item 1:  Description of Business
--------------------------------

General
-------

         The Company is a Pennsylvania business corporation which is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). The Company was incorporated on October 2, 1984 for the purpose of acquiring the Grange National Bank (the "Bank") and thereby enabling the Bank to operate within a bank holding company structure. The Company became an active bank holding company on April 30, 1985 when it acquired the Bank. The Bank is a wholly-owned subsidiary of the Company. In 2000, the Company elected to become a financial holding company under the Gramm-Leach-Bliley Act of 1999 (the AGLB Act@). The Company's election became effective on April 2000. As a financial holding company, the Company will have additional authority to engage in insurance and securities sales, as well as a variety of other services.

         The Company's principal activities consist of owning and supervising the Bank, which engages in a full service commercial and consumer banking and trust and insurance sales. The Bank has its principal banking office in Laceyville, Pennsylvania. It also presently has three other branch offices in Wyoming County, Pennsylvania, two branch offices in Susquehanna County, Pennsylvania, three branch offices in Luzerne County, Pennsylvania, two branches office in Bradford County, Pennsylvania and one branch in Lackawanna County, Pennsylvania. The Bank has ten automated teller machines ("ATM"). The Company, through the Bank, derives substantially all of its income from the furnishing of banking and banking-related services.

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

         As of December 31, 2002, the Company, on a consolidated basis, had total assets of $271,075,000, total deposits of $208,900,000, and total shareholder's equity of $25,179,000.

Grange National Bank
--------------------

         The Bank was incorporated under the laws of the United States of America as a national bank in 1907 under its present name. Since that time, the Bank has operated as a banking institution doing business at several locations in Wyoming, Susquehanna, Bradford, Luzerne and Lackawanna Counties, Pennsylvania. The Bank is a member of the Federal Reserve System.

         As of December 31, 2002, the Bank had total assets of $270,500,000, total deposits of $208,912,000 and total shareholders' equity of $24,643,000. Its deposits are insured by the Bank Insurance Fund ("BIF") maintained by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum extent permitted by law.

         The Bank engages in a full service commercial and consumer banking, trust and consumer insurance business. The Bank, with its main office at Main and Bee Streets, Laceyville, Pennsylvania, also provides services to its customers through its branch network of eleven other full service branches, which include drive-in facilities and bank-by-mail services. The bank's offices are located in Wyoming, Susquehanna, Bradford, Luzerne and Lackawanna Counties, Pennsylvania.

         The Bank's services include accepting time, demand and savings deposits, including NOW accounts, regular savings accounts, money market accounts, fixed rate certificates of deposit and club accounts. Its services also include making secured and unsecured commercial and consumer loans, financing commercial transactions either directly or through regional industrial development corporations or the Small Business Administration, making construction and mortgage loans and the renting of safe deposit facilities. Additional services include making residential mortgage loans, small business loans, new car and truck loans and student loans and providing discount brokerage services. The Bank's business loans include seasonal credit, collateral loans, term loans and factoring of accounts receivable. The Bank sells life, health, homeowner's and auto insurance.

         The Bank has a Trust Department and offers a variety of personal trust services, including Individual Retirement Accounts, estate administration, and personal trusts. The Bank views the Trust Department as a means to provide additional services for our customers.

         The Bank has a relatively stable deposit base and no material amount of deposits is obtained from a single depositor or group of depositors (including Federal, state and local governments). The Bank has not experienced any seasonal fluctuations in the amount of its deposits.

         No significant portion of the Bank's loans are concentrated within any one business industry. Real estate loans, however, accounted for 76% of the Bank's loan portfolio at December 31, 2002 and 75% at December 31, 2001. Management believes this concentration is not serious in its rural agricultural location where commercial loan demand is minimal. Recognizing the potential adverse affect these loans could place on interest margins, the Bank has an adjustable rate mortgage which adjusts annually, as well as continuing to offer a three year adjustable mortgage. The Bank also continues to offer fixed rate mortgages for ten and twenty years. For the past three years, average mortgage loan balances have approximated 56% to 75% of the Bank's total average interest earning assets. At December 31, 2002 mortgage loans were approximately 75% of total interest earning assets.

         The Bank has no deposits or loans directly with foreign entities, and has a minimal amount of deposits made by persons working in foreign countries. The Bank's assets are not invested in foreign securities, Eurodollars or foreign loans.

Competition
-----------

         All phases of the Bank's business are highly competitive. The Bank's market area is the primary trade area of portions of Wyoming, Bradford, Susquehanna, Luzerne and Lackawanna Counties, Pennsylvania with concentration in the Wyoming County area. The Bank competes with local commercial banks as well as other commercial banks with branches in the Bank's market area.

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

         The deposits of the Bank are insured up to regulatory limits by the FDIC and accordingly, are subject to deposit insurance assessments to maintain the Bank Insurance Fund (the ABIF@).

         The Deposit Insurance Funds Act of 1996 (DIFA) requires banks to help pay the cost of the bonds issued by the "Financing Corporation" (FICO), which were used to finance the savings and loan bailout. The current annual cost to all Bank Insurance Fund Members is 1.296 cents per $100 of deposits. Members of the Savings Association Insurance Fund (SAIF) are required to pay 6.48 cents per $100 of deposits. This assessment is expected to cost the Bank approximately $39,000 in 2003.

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

         FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991
         -------------------------------------------------------------

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (AFDICIA@) and its implementing regulations established five capital categories for insured depository institutions - well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Pursuant to the authority granted under FDICIA, U.S. bank regulatory agencies were empowered to impose progressively more restrictive constraints on the operations, management and capital distributions of an insured depository institution, depending on the category in which an institution is classified. Unless a banking institution is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized banking institution must develop a capital restoration plan and its parent bank holding company must guarantee the bank's or thrift's compliance with the plan up to the lesser of 5% of the bank's or thrift's assets at the time it became undercapitalized and the amount needed to comply with the plan.

         As of December 31, 2002, the Bank was well capitalized, based on the prompt corrective action guidelines. A bank's capital category is determined solely for the purpose of applying the OCC's, or the FDIC=s, prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects.

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

         Under the Interstate Act, the responsible federal regulatory agency is permitted to approve the acquisition of a branch of an insured bank by an out-of-state bank or bank holding company without the acquisition of the entire bank or the establishment of a Ade novo@ branch only if the law of the state in which the branch is located permits out-of-state banks to acquire a branch of a bank without acquiring the bank or permits out-of-state banks to establish Ade novo@ branches. Pennsylvania passed such a law.

         On July 3, 1997, the President signed into law an amendment to the Interstate Act which provides in general that branches of state-chartered banks that operate in other states will be covered by the laws of the chartering state, rather than the host state.

         GRAMM-LEACH-BLILEY ACT
         ----------------------

         On November 12, 1999, legislation was enacted that allows bank holding companies to engage in a wider range of non-banking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act (the AGLB Act@), a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines by regulation or order is (1) financial in nature, (2) incidental to any such financial activity, or (3) complementary to any such financial system generally. The GLB Act makes significant changes in the U.S. banking law, principally by repealing the restrictive provisions of the 1933 Glass-Steagall Act. The GLB Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve Board under section 4(c)(8) of the Bank Holding Company Act. The GLB Act does not authorize banks or their affiliates to engage in commercial activities that are not financial in nature. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well capitalized, well managed and have at least a satisfactory rating under the Community Reinvestment Act. In 2000, the Company was approved as a financial holding company under the GLB Act.

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

Employees
---------

         As of December 31, 2002, the Company had a total of 111 full and part-time employees. The Company provides a variety of employment benefits and considers its relationship with its employees to be good.

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

         The Bank has operating leases for other Pennsylvania offices at:

         X   78 South Wyoming Avenue, Edwardsville
         X   The Back Mountain at Trucksville
         X   The Pine Mall in Wilkes-Barre
         X   108 N. Washington St., Scranton
         X   614 State St., Farm and Home Plaza, Wyalusing

         The Company owns a property along U.S. Route 309 in Dallas Township which it originally purchased for a branch office. The Company has this parcel on the market for sale, as the Trucksville site is near this parcel and is a superior location for a branch office. The Company also owns property in Laceyville, near the Bank's main office, which it renovated and rents to tenants as part of an effort to help revitalize the downtown.

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

Item 4:  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None

                                     PART II

Item 5:  Market for the Registrant's Common Stock and Related Stockholder
Matters
-------------------------------------------------------------------------

         Incorporated by reference from the section entitled "Common Stock Market Price, Book Value and Dividends" in the Company's Annual Report to Shareholders for the year ended December 31, 2002.

Equity Compensation Plan Information

                                                                                         Number of securities
                               Number of securities to be       Weighted-average       remaining available for
                                   to be issued upon             exercise price of      future issuance under
                                     exercise of                    outstanding       equity compensation plans
                                  outstanding options,            options, warrants     (excluding securities
                                  warrants and rights               and rights         reflected in column (a))
Plan category                                (a)                        (b)                        (c)
-----------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders              197,751                     $9.72                     45,873
Equity compensation plans not
not approved by security holders             0                                                     0
-----------------------------------------------------------------------------------------------------------------
Total                                     197,751                     $9.72                     45,873

Item 6: Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

         Incorporated by reference from the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for the year ended December 31, 2002.

Item 7:  Financial Statements
-----------------------------

         Incorporated by reference from the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 2002.

Item 8: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------------------

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

                                    PART III

Item 9:  Directors and Executive Officers of the Registrant; Compliance With
Section 16(a) of the Exchange Act
----------------------------------------------------------------------------

         Incorporated by reference from the Company's Proxy Statement relating to the 2003 Annual Meeting of Shareholders filed pursuant to General Instruction E(3) to Form 10-KSB.

Item 10:  Executive Compensation
--------------------------------

         Incorporated by reference from the Company's Proxy Statement relating to the 2003 Annual Meeting of Shareholders filed pursuant to General Instruction E(3) to Form 10-KSB.

Item 11:  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         Incorporated by reference from the Company's Proxy Statement relating to the 2003 Annual Meeting of Shareholders filed pursuant to General Instruction E(3) to Form 10-KSB.

Item 12: Certain Relationships and Related Transactions
-------------------------------------------------------

         Incorporated by reference from the Company's Proxy Statement relating to the 2003 Annual Meeting of Shareholders filed pursuant to General Instruction E(3) to Form 10-KSB.

Item  13:  Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------------------------------------------------------------------------

         (a)  Documents filed as part of this report:

                  (1) Financial Statements. The following consolidated financial statements and the notes thereto of the Company, which are included in the Company's Annual Report to Shareholders for the year ended December 31, 2002, and the report of independent public accountants which is also included in such Annual Report, are incorporated herein by reference in to Item 8 of this Report:

         Consolidated Balance Sheets -
                  December 31, 2002 and 2001

         Consolidated Statements of Income -
                  Years ended December 31, 2002, 2001 and 2000

         Consolidated Statements of Cash Flows -
                  Years ended December 31, 2002, 2001 and 2000

         Consolidated Statements of Shareholders' Equity -
                  Years ended December 31, 2002, 2001 and 2000

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

                  *10.3             Employment Contract with Thomas A.
                                    McCullough dated March 25, 1998, filed with the Commission on March 31, 1999

                  *10.4 Incentive Stock Option Plan (Filed with the 1996 Proxy Statement on April 1, 1996).

                  *10.5 Supplemental Executive Retirement Agreement with Thomas A. McCullough as amended on March 26, 2003.

                  *10.6 Supplemental Executive Retirement Agreements with four executives dated January 28,2003.

                  13.1 Annual Report to Shareholders for the year ended December 31, 2002 (such report, except for those portions expressly incorporated by reference in this Annual Report on Form 10-K, is furnished for the information of the Commission and is not to be deemed filed as part of this Report).

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

                  23.1              Consent of Daniel Kenia, P.C.

                  23.2              Consent of Kronick Kalada Berdy & Company,
                                    P.C.

                  99.1 Certification of Annual Report dated March 28, 2003 signed by Thomas A. McCullough.

                  99.2 Certification of Annual Report dated March 28, 2003 signed by Philip O. Farr.

                  * Management contract or compensatory plan or arrangement

         (b) Reports on Form 8-K.

                           None.

Item 14:  Controls and Procedures
---------------------------------

         During the 90-day period prior to the filing date of this report, management, including the Company's President and Chief Executive Officer and the Company's Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon, and as of the date of that evaluation, the President and Chief Executive Officer and Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

         There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

                       DOCUMENTS INCORPORATED BY REFERENCE

                 (Specific sections incorporated are identified
                         under applicable items herein)

         Certain portions of the Company's Annual Report to Shareholders for the year ended December 31, 2002 are incorporated by reference in Part II of this Report.

         With the exception of the information incorporated by reference in Part II of this Report, the Company's Annual Report to Shareholders for the year ended December 31, 2002 in not deemed "filed" with the Securities and Exchange Commission for any purpose.

         Certain portions of the Company's 2003 Proxy Statement filed in connection with its Annual Meeting of Shareholders are incorporated by reference in Part III of this Report.

         Other documents incorporated by reference are listed in the Exhibit Index.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               GRANGE NATIONAL BANC CORP.
                                                     (Registrant)


Date   March 28, 2003                               /s/ Jack W. Purtell
       --------------                               ---------------------------
                                                    Jack W. Purtell
                                                    (Chairman of the Board)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Jack W. Purtell      3/28/2003             /s/ Brian R. Ace       3/28/2003
--------------------------------------         --------------------------------
Jack W. Purtell            (Date)              Brian R. Ace            (Date)
Chairman of the Board                          Vice-Chairman and Director
Director

/s/ Sally A. Steele      3/28/2003             /s/ Edward A. Coach    3/28/2003
--------------------------------------         --------------------------------
Sally A. Steele            (Date)              Edward A. Coach         (Date)
Secretary and Director                         Director

/s/ W. Kenneth Price    3/28/2003              /s/ Russell G. Newell  3/28/2003
--------------------------------------         --------------------------------
W. Kenneth Price           (Date)              Russell G. Newell       (Date)
Director                                       Director

/s/Robert C. Wheeler    3/28/2003              /s/ Michael J. Coleman 3/28/2003
--------------------------------------         --------------------------------
Robert C. Wheeler                              Michael J. Coleman
Director                                       Director

/s/ Thomas A. McCullough  3/28/2003            /s/ Philip O. Farr     3/28/2003
--------------------------------------         --------------------------------
Thomas A. McCullough       (Date)              Philip O. Farr           (Date)
President and Director                         Vice President and Comptroller
Chief Executive Officer                        Chief Financial Officer
                                               Chief Accounting Officer

                                  [BLANK PAGE]

                                 CERTIFICATIONS


I, Thomas A. McCullough, certify that:

1. I have reviewed this annual report on Form 10-KSB of Grange National Banc Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  March 28, 2003                  /s/ Thomas A. McCullough
                                        -----------------------------------
                                        Thomas A. McCullough
                                        President and Chief Executive Officer

I, Philip O. Farr, certify that:

1. I have reviewed this annual report on Form 10-KSB of Grange National Banc Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  March 28, 2003           /s/  Philip O. Farr
                                 -------------------------------------
                                 Philip O. Farr
                                 Vice President and
                                 Chief Financial Officer

Exhibit 99.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                                   AS ADDED BY
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Annual Report of Grange National Bank Corp. (the "Company") on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas A. McCullough, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.ss. 1350, as added by ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         A. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         B. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                  /s/ Thomas A. McCullough
                                  -------------------------------------
                                  Thomas A. McCullough
                                  President and Chief Executive Officer


         Date:  March 28, 2003

Exhibit 99.2



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                                   AS ADDED BY
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Annual Report of Grange National Bank Corp. (the "Company") on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Philip O. Farr, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.ss. 1350, as added by ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         B. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         B. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                  /s/ Philip O. Farr
                                  ------------------------------------------
                                  Philip O. Farr
                                  Vice President and Chief Financial Officer


Date:  March 28, 2003