Form 10-Q
period 2003-03-31
GRANGE NATIONAL BANC CORP
filed 2003-05-15
CIK 763850

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2003.


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

                                 (570) 836-2100
                                 --------------
              (Registrant"s telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer"s classes of common equity, as of the latest practical date: 1,636,271.
                                        ----------

Transitional Small Business Disclosure Format (Check one): Yes       ;  No   X
                                                               -----       -----

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY

PART I.  FINANCIAL INFORMATION

ITEM 1.  Unaudited Financial Statements

                                                                           Page

         Consolidated Statements of Financial Position as
         of March 31, 2003 and December 31, 2002...............................2

         Consolidated Statements of Income and Comprehensive Income For
         the Three Months Ended March 31, 2003 and 2002........................3

         Consolidated Statements of Changes to Stockholders' Equity
         For the Three Months Ended March 31, 2003 and 2002....................4

         Consolidated Statements of Cash Flows For the Three Months ended
         March 31, 2003 and 2002...............................................5

         Notes to Consolidated Financial Statements............................6

ITEM 2.  Management's Discussion and Analysis of Financial Condition......7 - 10


PART II. OTHER INFORMATION:

ITEM 6.  Exhibits and Reports on Form 8-K.....................................11

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION,
                      MARCH 31, 2003 AND DECEMBER 31, 2002

                                                                                           2003               2002
                                                                                       (UNAUDITED)          (AUDITED)
ASSETS:
Cash and due from banks                                                                 $3,946,027         $3,954,176
Interest bearing deposits                                                                9,793,917          8,941,772
Investment securities, available for sale                                               90,089,938         88,910,133
Investment securities, held to maturity
     (fair value 2003, $8,629,000; 2002, $8,719,000)                                     8,124,539          8,181,674
Equity securities at cost, substantially restricted                                      2,645,900          2,258,950
Loans, net of unearned interest                                                        155,615,407        151,347,349
Less:  allowance for loan losses                                                         1,512,493          1,444,545
                                                                                 ------------------ ------------------
Loans, net                                                                             154,102,914        149,902,804
Bank premises and equipment - net                                                        3,394,246          3,474,364
Accrued interest and other assets                                                        5,458,752          5,310,045
Intangible assets                                                                           55,364             60,244
Foreclosed assets                                                                           81,335             81,335
                                                                                 ------------------ ------------------
TOTAL ASSETS                                                                          $277,692,932       $271,075,497
                                                                                 ================== ==================
LIABILITIES:
Domestic deposits:
Non-interest bearing deposits                                                          $32,702,131        $31,918,598
Interest bearing deposits                                                              182,913,313        176,981,541
                                                                                 ------------------ ------------------
Total deposits                                                                         215,615,444        208,900,139
Other borrowed funds                                                                    33,838,650         34,824,299
Accrued interest and other liabilities                                                   2,216,090          2,172,436
                                                                                 ------------------ ------------------
TOTAL LIABILITIES                                                                      251,670,184        245,896,874
                                                                                 ------------------ ------------------
STOCKHOLDERS' EQUITY:
Preferred stock authorized 1,000,000 shares of $5 par;
 None issued
Common stock authorized 5,000,000 shares of $5 par value,
  1,718,406 and 1,707,343 shares issued in 2003 and 2002, respectively                   8,592,030          8,536,715
Additional paid-in capital                                                               2,654,337          2,526,407
Retained earnings                                                                       14,603,769         13,833,465
                                                                                 ------------------ ------------------
Total                                                                                   25,850,136         24,896,587

Accumulated other comprehensive income                                                   1,834,000          1,881,000
Treasury stock, 82,206 and 80,298 shares in 2003 and 2002, respectively                (1,661,388)        (1,598,964)
                                                                                 ------------------ ------------------
TOTAL STOCKHOLDERS' EQUITY                                                              26,022,748         25,178,623
                                                                                 ------------------ ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $277,692,932       $271,075,497
                                                                                 ================== ==================


                 See Notes to Consolidated Financial Statements

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

THREE MONTHS ENDED MARCH 31,                          2003          2002
----------------------------------------------------------------- ------------
INTEREST INCOME:
Interest and fees on loans                            $2,838,085   $2,462,481
Interest and dividends on securities                   1,140,035    1,241,257
Interest on deposits in banks                             16,604       28,456
                                                     ------------ ------------
TOTAL INTEREST INCOME                                  3,994,724    3,732,194
                                                     ------------ ------------
INTEREST EXPENSE:
Interest on deposits                                   1,159,034    1,225,588
Interest on other borrowed funds                         394,301      346,674
                                                     ------------ ------------
TOTAL INTEREST EXPENSE                                 1,553,335    1,572,262
                                                     ------------ ------------
NET INTEREST INCOME                                    2,441,389    2,159,932
Provision for loan losses                                 75,000       65,000
                                                     ------------ ------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES    2,366,389    2,094,932
                                                     ------------ ------------
OTHER INCOME:
Service charges and other income                         429,455      326,296
Gain on sale of other real estate                                      32,694
                                                     ------------ ------------
TOTAL OTHER INCOME                                       429,455      358,990
                                                     ------------ ------------
OTHER EXPENSES:
Salaries and employee benefits                           788,260      650,667
Occupancy expense                                        181,660      148,496
Equipment expense                                        101,331      106,726
Other operating expense                                  361,512      363,074
                                                     ------------ ------------
TOTAL OTHER EXPENSES                                   1,432,763    1,268,963
                                                     ------------ ------------
INCOME BEFORE INCOME TAX                               1,363,081    1,184,959
Provision for income taxes                               331,000      255,353
                                                     ------------ ------------
NET INCOME                                            $1,032,081     $929,606
                                                     ------------ ------------
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized holding loss arising during period          ($71,000)   ($847,000)
Federal income tax benefit                                24,000      288,000
                                                     ------------ ------------
Unrealized holding loss arising during period, net     ($47,000)   ($559,000)
                                                     ------------ ------------
COMPREHENSIVE INCOME                                    $985,081     $370,606
                                                     ============ ============
EARNINGS PER SHARE (DILUTED)                               $0.58        $0.53
                                                     ============ ============
WEIGHTED AVERAGE COMMON SHARES (DILUTED)               1,768,192    1,747,316
                                                     ============ ============
EARNINGS PER SHARE (BASIC)                                 $0.63        $0.43
                                                     ============ ============
WEIGHTED AVERAGE COMMON SHARES (BASIC)                 1,633,037    1,632,842
                                                     ============ ============

                  See Notes to Consolidate Financial Statements

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS" EQUITY (UNAUDITED)
-------------------------------------------------------------- ---------------
FOR THE THREE MONTHS ENDED MARCH 31,                  2003            2002
-------------------------------------------------------------- ---------------
STOCKHOLDERS'S EQUITY, JANUARY 1                  $25,178,623     $21,676,972
COMMON STOCK, $5.00 PAR VALUE
Stock issued                                           55,315          59,915
ADDITIONAL PAID-IN CAPITAL
Stock issued                                          127,930         143,123
RETAINED EARNINGS
Cash Dividend $0.135 per share                       (261,777)       (221,111)
Net income                                          1,032,081         929,606
ACCUMULATED OTHER COMPREHENSIVE INCOME
Other comprehensive income, net of tax                (47,000)       (559,000)
TREASURY STOCK
Purchase of common stock (1,908 in 2003 and
  33,687 shares in 2002)                              (62,424)     (1,342,545)

                                                  ------------ ---------------
STOCKHOLDERS' EQUITY, MARCH 31                    $26,022,748     $20,686,960
                                                  ============ ===============



                 See Notes to Consolidated Financial Statements

                    GRANGE NATIONAL BANC CORP AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31,                                                        2003               2002
------------------------------------------------------------------------------- ------------------- ------------------
OPERATING ACTIVITIES:
Net income                                                                              $1,032,081           $929,606
Adjustments to reconcile net income to
     net cash provided by operating activities:
Depreciation and amortization                                                               90,000             87,600
Provision for loan losses                                                                   75,000             65,000
Gain on sale of other real estate                                                                             (32,694)
Changes in:
Accrued interest income and other assets                                                  (184,965)          (117,690)
Accrued interest expense and other liabilities                                             108,792            234,581
                                                                                ------------------- ------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                1,120,908          1,166,403
                                                                                ------------------- ------------------
INVESTING ACTIVITIES:
Purchase bank premises and equipment                                                        (9,882)          (147,885)
Proceeds from foreclosed assets                                                                                38,454
Purchase of securities "available for sale"                                             (2,862,347)        (6,038,078)
Redemptions of securities "available for sale"                                           1,764,274          1,060,954
Purchase of mortgage-backed securities "available for sale"                             (4,270,570)        (7,598,834)
Redemptions of mortgage-backed securities "available for sale"                           4,117,838          3,140,524
Redemptions of securities "held to maturity"                                                                1,126,968
Redemptions of mortgage-backed securities "held to maturity"                                57,135             72,084
Increase in restricted stock                                                              (386,950)          (105,500)
Net decrease (increase) in loans to customers                                           (4,275,110)        (6,272,974)
Net increase in interest bearing deposits in banks                                        (852,145)        (1,069,597)
                                                                                ------------------- ------------------
NET CASH USED IN INVESTING ACTIVITIES                                                   (6,717,757)       (15,793,884)
                                                                                ------------------- ------------------
FINANCING ACTIVITIES:
Increase in deposits before interest credited                                            5,802,494          8,852,267
Increase (decrease) in borrowed funds                                                     (985,649)         5,773,331
Interest credited to deposits                                                              912,811          1,145,634
Issuance of common stock                                                                   183,245            203,038
Dividend                                                                                  (261,777)          (221,111)
Purchase of treasury stock                                                                 (62,424)        (1,342,545)
                                                                                ------------------- ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                5,588,700         14,410,614
                                                                                ------------------- ------------------
NET INCREASE (DECREASE) IN CASH                                                             (8,149)          (216,867)
      AND CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS, JANUARY 1                                                     3,954,176          2,991,885
                                                                                ------------------- ------------------
CASH AND CASH EQUIVALENTS, MARCH 31                                                     $3,946,027         $2,775,018
                                                                                =================== ==================
SUPPLEMENTARY SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest                                                                                  $246,476           $220,464
Income taxes                                                                               168,078            153,471
Non-cash investing and financing activities:
Unrealized losses on securities                                                           ($47,000)         ($559,000)
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

3. PREFERRED STOCK:

         The Company authorized 1,000,000 of preferred stock at $5 par value. At December 31, 2002 and March 31, 2003, no shares were issued nor outstanding.

4. STOCK SPLIT

         Earnings per share for prior periods have been adjusted to reflect the 2 for 1 stock split effective July 31, 2002.

MANAGEMENT"S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION:

Our net income for the three months ending March 31, 2003 totaled $1,032,000, which is 11% higher than the $930,000 of net income for the same period last year. Net interest income for the three months ending March 31, 2003 increased by $281,000 to $2,441,000 compared to $2,160,000 for the same period in 2002, an increase of 13%. Interest income during the same time increased by $263,000 or 7% compared to 2002, while interest expense decreased by $19,000 or 1% compared to 2002.

The increase in interest income on loans was $376,000 or 15% compared to the same time last year, due to higher volume of loans. Interest income from investment securities decreased by $101,000 or 8% compared to the same time last year. The Federal Reserve has continued to reduce interest rates, subsequently continuing to put pressure on loan rates. Financial institutions, including ours, have been refinancing mortgages at lower and lower interest rates. New York prime rate has only decreased from 4.75% to 4.25% since March 31, 2002, but because rates continue to stay at historic lows, more of our assets continue to reprice at these rates. Many of our loans are tied to the prime rate, and this as well has reduced our interest income. Competition for mortgages requires us to keep lowering our mortgage rates. We have continued to lower the rates we pay on deposits in order to stem the reduction in our net interest margin. Although we believe that interest rates are near the bottom of their cycle, the length of time we will be at these rates before they turn back up is a matter of great debate. We are purchasing mostly short to medium term bonds in order to avoid holding long term, low rate bonds, when interest rates start to go back up. Interest income on deposits in banks decreased by $11,000 from $28,000 to $17,000 due to lower rates and balances.

The decrease in interest expense is due to lower interest rates paid to customers, offset by higher balances for the first quarter of 2003 as compared to the first quarter of 2002. The average total sources to fund earning assets increased by $31,649,000, from $215,006,000 to $246,655,000 in 2002, while the average interest rate decreased from 2.92% to 2.52%, respectively.

The increase in deposits continues to provide funds for loans and liquidity. Loan demand during the first quarter was moderately strong as loans increased $4,268,000 or 3% from $151,347,000 at December 31, 2002 to $155,615,000 at March
31, 2003. Loan demand continues to be fairly strong as the second quarter begins. Balances of investment securities increased during the first quarter by $1,509,000 since December 31, 2002. Interest bearing deposits at banks increased by $852,000 to $9,794,000 from $8,942,000. Deposits growth was moderate during the first quarter, increasing $6,715,000, or 3%. Deposits and loan demand at our newest offices in Scranton and Wyalusing, continue to meet or exceed our expectations.

The provision for loan loss during the three months ending March 31, 2003 was $75,000 compared to $65,000 for the same period in 2002. The allowance for loan losses was $1,512,000 and $1,445,000 at March 31, 2003 and December 31, 2002,
respectively. This represents 0.97% and 0.95% of total loans, 217% and 238% of non-performing loans, and 195% and 210% of non-performing assets, respectively. The provision for loan losses and related allowance for loan losses are based upon our continued evaluation of the current loan portfolio considering things such as general economic conditions, adequacy of collateral on past due loans, past and expected loan loss experience, composition of the loan portfolio, any unusual risk concentrations, allowance as a percentage of total loans and any other relevant factors. The reserve is not divided to provide for any individual loan or loan classification. The total allowance balance is available to absorb losses from all loans included in the portfolio.

The following sets forth loans past due 90 days or more on which interest has continued to be accrued for March 31, 2003 and December 31, 2002.

                                            March 2003         December 2002
                                                     (In thousands)
          Real estate mortgages                   $525                  $507
          Commercial                               158                    14
          Consumer                                   0                     8
                                     ------------------ ---------------------
                                     ------------------ ---------------------
          Total                                   $683                  $529
                                     ================== =====================

Non-accrual loans decreased from $79,000 at December 31, 2002 to $13,000 at March 31, 2003. The overall quality remains very good, and management expects non-performing assets to remain at substantially the same levels as a proportion of loans.

Investments in securities increased by $1,509,000 or 2% from December 31, 2002 to March 31, 2003. The average rate earned on available for sale, held to maturity and deposits in banks were 5.84%, 5.17% and 1.40% for the three months ended March 31, 2003, as compared to 6.29%, 6.89% and 2.30% for the three months ended March 31, 2002. As of March 31, 2003, the fair value of the Bank"s investments classified as held to maturity exceeded their amortized value by $505,000, and the fair value of investments classified as available for sale exceeded than their amortized value by $2,782,000. This is reflected as an increase in the Company's equity of approximately $1,834,000, net of deferred tax.

Low interest rates and the uncertainty of when higher interest rates will return have changed investors' perceptions in the market and caused the value of our investments, which are classified as available for sale, to rise over the past year. These investments experienced a slight decline in value as the average length of maturity shortened. Rates are expected to continue to remain at or near their current levels during 2003 and possibly in to 2004. When interest rates will eventually increase is a matter of debate and concern. Because of our expectation of interest rates rising in a couple of years we are purchasing investments with fairly short lives, generally three to five years for fixed rate securities. Generally, longer maturities will provide higher returns, but during this low interest rate environment, we want to avoid buying the longer maturity bonds at these low yields.

We are still purchasing only high quality investments to minimize credit risk to the value of our investments. There have been no adverse credit valuations on any of our investments. Although investment opportunities exist which will produce higher yields, they generally contain higher credit risk.

Salaries and employee benefits have increased by $138,000 or 21% from $650,000 to $788,000 and occupancy expense increased $33,000 or 22% from $148,000 to $181,000. Equipment expense decreased $5,000 or 5% from $107,000 to $102,000, and other operating expenses decreased $1,000 from $363,000 to $362,000. The increased costs for salaries and occupancy are due to our new Scranton and Wyalusing offices.

Monthly we perform an interest rate and liquidity analysis to monitor the Bank"s interest rate sensitivity gap and liquidity needs. These reports are reviewed by the Board of Directors and used to formulate ways to improve the Bank"s interest rate gap. We place a great emphasis on adjustable rate loan products, such as variable rate home equity loans and annually adjustable mortgage loans as well as adjustable rate and short term investments, in order to minimize interest rate risk.

Since 1991 the Comptroller of the Currency has required all national banks to meet certain "Risk Based Capital" standards. These standards weight certain assets based on the risk of the asset, and also includes certain off-balance sheet items. The table below sets forth the Company's Tier 1 and Tier 2 capital, risk adjusted assets (including off-balance sheet items) and the Company's risk-based capital ratios under the guidelines, for March 31, 2003 and December 31, 2002.

(In thousands, except ratios)                       2003               2002
Tier I capital:
  Shareholders' equity                             $24,134            $23,333
Tier II capital:
  Loan loss reserve and adjustment
  for unrealized gains on equity
  securities available for sale                      1,597              1,510
                                           ---------------- ------------------
Total Qualifying Capital                           $25,731            $24,843
                                           ================ ==================
Risk-adjusted assets (including off
balance sheet items)                              $151,147           $148,956
Tier I Capital Ratio (4.00% required)                15.97%             15.66%
Total Capital Ratio (8.00% required)                 17.02%             16.63%
Tier 1 Leverage Ratio                                 8.87%              8.90%


                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
               AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND RATES
------------------------------------------------------------------------------- --------------------------------------
                                                   THREE MONTHS ENDED                    THREE MONTHS ENDED
                                                     MARCH 31, 2003                        MARCH 31, 2002
                                           ------------------------------------ --------------------------------------
(DOLLARS IN THOUSANDS)                        (1)      INTEREST      AVERAGE         (1)       INTEREST     AVERAGE
                                            AVERAGE     INCOME/      INTEREST      AVERAGE      INCOME/     INTEREST
                                            BALANCE     EXPENSE       RATE         BALANCE      EXPENSE       RATE
------------------------------------------ ----------- ----------- ------------ -------------- ----------- -----------
INTEREST EARNING ASSETS:
LOANS:
Mortgages                                    $116,870      $2,169      7.42%       $94,057      $1,866        7.94%
Consumer                                       11,781         244      8.28         10,506         234        8.91
Commercial                                     25,556         458      7.17         21,248         414        7.79
                                           ----------- -----------           -------------- -----------
Total loans                                   154,207       2,871      7.45        125,811       2,514        7.99
                                           ----------- -----------           -------------- -----------
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury securities                          508           8      6.30          1,223          20        6.54
U.S. government agencies                       45,352         606      5.34         44,144         639        5.79
Tax exempt bonds                               32,362         544      6.72         24,992         452        7.23
Other securities                                1,228           2      0.65          2,183          30        5.50
                                           ----------- -----------           -------------- -----------
Total available for sale                       79,450       1,160      5.84         72,542       1,141        6.29
                                           ----------- -----------           -------------- -----------
SECURITIES HELD TO MATURITY:
U.S. government agencies                          669          11      6.58          1,014          15        5.92
Tax exempt bonds                                    0           0         0            806          12        5.96
Other securities                                7,475         131      7.01          9,971         176        7.06
                                           ----------- -----------           -------------- -----------
Total held to maturity                          8,144         142      6.97         11,791         203        6.89
                                           ----------- -----------           -------------- -----------
Deposits in banks                               4,854          17      1.40          4,862          28        2.30
                                           ----------- -----------           -------------- -----------
TOTAL                                        $246,655      $4,190      6.79       $215,006      $3,886        7.23
                                           =========== -----------           ============== -----------
INTEREST BEARING LIABILITIES:
Deposits:
NOW and super-NOW                             $15,434         $30      0.78        $16,611         $52        1.25
Savings and money market                       47,162         150      1.27         39,168         174        1.78
Certificates of deposit                       116,212         979      3.37         90,173         998        4.43
Other time deposits                               200           1      2.00            200           1        2.00
                                           ----------- -----------           -------------- -----------
Total deposits                                179,008       1,160      2.59        146,152       1,225        3.35
Other borrowed funds                           34,110         394      4.62         26,016         347        5.34
                                           ----------- -----------           -------------- -----------
TOTAL                                         213,118       1,554      2.92        172,168       1,572        3.65
Non-interest bearing funds, net                33,537                               42,838
TOTAL SOURCES TO FUND EARNING ASSETS         $246,655       1,554      2.52       $215,006       1,572        2.92
                                           =========== -----------           ============== -----------
NET INTEREST YIELD                                         $2,636      4.27%                    $2,314        4.30%
                                                       ===========                          ===========

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

                                    GRANGE NATIONAL BANC CORP.
                                    (Registrant)

Date       May 14, 2003              /s/ Thomas A. McCullough
    -------------------------       -------------------------------------
                                    Thomas A. McCullough
                                    President
                                    Chief Executive Officer


Date       May 14, 2003              /s/ Philip O. Farr
    -------------------------       -------------------------------------
                                    Philip O. Farr
                                    Vice President and Comptroller
                                    Chief Financial Officer
                                    Chief Accounting Officer

                                 CERTIFICATIONS


I, Thomas A. McCullough, certify that:

1. I have reviewed this Quarterly report on Form 10-Q of Grange National Banc Corp.;

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


Dated:  May 14, 2003                /s/ Thomas A. McCullough
                                    -----------------------------------
                                    Thomas A. McCullough
                                    President and Chief Executive Officer




I, Philip O. Farr, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Grange National Banc Corp.;

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



Dated:  May 14, 2003                /s/  Philip O. Farr
                                   --------------------------------
                                   Philip O. Farr
                                   Vice President and
                                   Chief Financial Officer

Exhibit 99.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                                   AS ADDED BY
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Annual Report of Grange National Bank Corp. (the "Company") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas
A. McCullough, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.ss. 1350, as added by ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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


Date:  May 14, 2003

Exhibit 99.2



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                                   AS ADDED BY
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Annual Report of Grange National Bank Corp. (the "Company") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Philip
O. Farr, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.ss. 1350, as added by ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         B. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         B. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                   /s/ Philip O. Farr
                                   -------------------------------
                                   Philip O. Farr
                                   Vice President and Chief Financial Officer


Date:  May 14, 2003