Form 10-Q/A
period 2003-03-31
GRANGE NATIONAL BANC CORP
filed 2003-06-04
CIK 763850

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Form 10-Q (amended)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2003.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission file number 0-13664

                            GRANGE NATIONAL BANC CORP.
                            --------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer=s classes of common equity, as of the latest practical date: 1,636,271.
                                         ---------

Transitional Small Business Disclosure Format (Check one): Yes    ;   No
                                                               ---      ----

         Page 3 of Form 10-Q for the quarterly period ended March 31, 2003 filed on May 15, 2003 contains the following error and is hereby amended:

         Earnings per share (basic) for the three months ended March 31, 2002 should be $0.57 instead of $0.43.

                                Grange National Banc Corp.

                                 By: /s/ Philip O. Farr
                                     -------------------------------------------
                                     Philip O. Farr
                                     Vice President and Chief Financial Officer