Form 10-Q
period 2003-06-30
GRANGE NATIONAL BANC CORP
filed 2003-08-13
CIK 763850

U.S. SECURITIES AND EXCHANGE
                             COMMISSION Washington,
                                   D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2003.


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934


Commission file number 0-13664

                            GRANGE NATIONAL BANC CORP



          PENNSYLVANIA                                       23-2314065
------------------------------------                    ----------------------
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 1,636,074.

Transitional Small Business Disclosure Format (Check one): Yes     ;   No   X
                                                              -----       -----

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY

PART I.  FINANCIAL INFORMATION

ITEM 1.  Unaudited Financial Statements


                                                                                                               Page

         Consolidated Statements of Financial Position as
         of June 30, 2003 and December 31, 2002...................................................................2

         Consolidated Statements of Income and Comprehensive Income For the
         Three and Six Months Ended June 30, 2003 and 2002........................................................3

         Consolidated Statements of Changes to Stockholders' Equity For the Six Months
         Ended June 30, 2003 and 2002.............................................................................4

         Consolidated Statements of Cash Flows For the Six Months ended
         June 30, 2003 and 2002...................................................................................5

         Notes to Consolidated Financial Statements...............................................................6


ITEM 2.  Management's Discussion and Analysis of Financial Condition.........................................7 - 11


PART II. OTHER INFORMATION:

ITEM 6.  Exhibits and Reports on Form 8-K...................................................................12 - 16


                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
                 Consolidated Statements of Financial Position,
                      June 30, 2003 and December 31, 2002

                                                                                          2003               2002
                                                                                       (Unaudited)         (Audited)
ASSETS:
Cash and due from banks                                                                 $3,611,231         $3,954,176
Interest bearing deposits                                                               16,305,750          8,941,772
Investment securities, available for sale                                               87,067,171         88,910,133
Investment securities, held to maturity
     (fair value 2003, $7,082,000; 2002, $8,719,000)                                     6,597,314          8,181,674
Equity securities at cost, substantially restricted                                      2,645,900          2,258,950
Loans, net of unearned interest                                                        160,723,352        151,347,349
Less:  allowance for loan losses                                                         1,576,476          1,444,545
                                                                                 ------------------ ------------------

Loans, net                                                                             159,146,876        149,902,804
Bank premises and equipment - net                                                        3,308,972          3,474,364
Accrued interest and other assets                                                        6,168,449          5,310,045
Intangible assets                                                                           50,485             60,244
Foreclosed assets                                                                           81,335             81,335
                                                                                 ------------------ ------------------

TOTAL ASSETS                                                                          $284,983,483       $271,075,497
                                                                                 ================== ==================
                                                                                 ================== ==================
LIABILITIES:
Domestic deposits:
Non-interest bearing deposits                                                          $36,849,546        $31,918,598
Interest bearing deposits                                                              182,694,828        176,981,541
                                                                                 ------------------ ------------------
Total deposits                                                                         219,544,374        208,900,139
Other borrowed funds                                                                    35,997,336         34,824,299
Accrued interest and other liabilities                                                   2,338,104          2,172,436
                                                                                 ------------------ ------------------

Total liabilities                                                                      257,879,814        245,896,874
                                                                                 ------------------ ------------------
STOCKHOLDERS' EQUITY:
Preferred stock authorized 1,000,000 shares of $5 par; None issued Common stock authorized 5,000,000 shares of $5 par value,
    1,718,825 and 1,707,343 shares issued in 2003 and 2002, respectively                 8,594,125          8,536,715
Additional paid-in capital                                                               2,667,917          2,526,407
Retained earnings                                                                       15,405,411         13,833,465
                                                                                 ------------------ ------------------

Total                                                                                   26,667,453         24,896,587
Accumulated other comprehensive income                                                   2,121,000          1,881,000
Treasury stock, 82,751 and 80,298 shares in 2003 and 2002, respectively                (1,684,784)        (1,598,964)
                                                                                 ------------------ ------------------

Total stockholders' equity                                                              27,103,669         25,178,623
                                                                                 ------------------ ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $284,983,483       $271,075,497
                                                                                 ================== ==================


                 See Notes to Consolidated Financial Statements

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
     Consolidated Statements of Income and Comprehensive Income (Unaudited)

                                                                Three months ended              Six months ended
------------------------------------------------------- ------------------------------- ------------------------------
Three and Six Months Ended June 30,                            2003            2002            2003           2002
------------------------------------------------------- ---------------- -------------- --------------- --------------
Interest Income:
Interest and fees on loans                                   $2,892,889     $2,634,615      $5,730,974     $5,097,096
Interest and dividends on securities                          1,109,040      1,107,827       2,249,075      2,349,084
Interest on deposits in banks                                    14,247         16,783          30,851         45,239
                                                        ---------------- -------------- --------------- --------------
Total interest income                                         4,016,176      3,759,225       8,010,900      7,491,419
                                                        ---------------- -------------- --------------- --------------
Interest Expense:
Interest on deposits                                          1,120,501      1,191,953       2,279,535      2,417,542
Interest on other borrowed funds                                394,360        353,116         788,661        699,789
                                                        ---------------- -------------- --------------- --------------
Total interest expense                                        1,514,861      1,545,069       3,068,196      3,117,33
                                                        ---------------- -------------- --------------- --------------
Net interest income                                           2,501,315      2,214,156       4,942,704      4,374,088
Provision for loan losses                                        75,000         90,000         150,000        155,000
                                                        ---------------- -------------- --------------- --------------
Net interest income after provision for loan losses           2,426,315      2,124,156       4,792,704      4,219,088
                                                        ---------------- -------------- --------------- --------------
Service charges and other income                                488,382        351,464         917,837        677,760
Gain (loss) on sale of securities                                 2,357       (13,637)           2,357       (13,637)
Gain (loss) on sale of other real estate                                                                       32,694
                                                        ---------------- -------------- --------------- --------------
Total other income                                              490,739        337,827         920,194        696,817
                                                        ---------------- -------------- --------------- --------------
Other Expenses:
Salaries and employee benefits                                  820,616        691,378       1,608,876      1,342,045
Occupancy expense                                               147,788        122,994         329,448        271,490
Equipment expense                                               137,258        107,449         238,589        214,175
Other operating expense                                         465,718        425,850         827,230        788,924
                                                        ---------------- -------------- --------------- --------------
Total other expenses                                          1,571,380      1,347,671       3,004,143      2,616,634
                                                        ---------------- -------------- --------------- --------------
Income before income tax                                      1,345,674      1,114,312       2,708,755      2,299,271
Provision for income taxes                                      266,000        283,000         597,000        538,353
                                                        ---------------- -------------- --------------- --------------
Net income                                                   $1,079,674       $831,312      $2,111,755     $1,760,918
                                                        ---------------- -------------- --------------- --------------
Other comprehensive income:
Unrealized holding gain arising during period                  $432,357       $985,363        $362,357       $645,363
Reclassification adjustment for (gain) loss included
in income statement                                             (2,357)         13,637         (2,357)         13,637
Federal income tax expense                                    (143,000)      (340,000)       (120,000)      (233,000)
Unrealized holding gain arising during period, net             $287,000       $659,000        $240,000       $426,000
                                                        ---------------- -------------- --------------- --------------
Comprehensive income                                         $1,366,674     $1,490,312      $2,351,755     $2,186,918
                                                        ================ ============== =============== ==============
                                                        ================ ============== =============== ==============
Earnings per share (diluted)                                      $0.61          $0.49           $1.19          $1.02
                                                        ================ ============== =============== ==============
                                                        ================ ============== =============== ==============
Weighted average common shares (diluted)                      1,794,030      1,708,296       1,775,608      1,729,865
                                                        ================ ============== =============== ==============
                                                        ================ ============== =============== ==============
Earnings per share (basic)                                        $0.66          $0.52           $1.29          $1.09
                                                        ================ ============== =============== ==============
                                                        ================ ============== =============== ==============
Weighted average common shares (basic)                        1,646,872      1,597,338       1,634,452      1,613,988


                  See Notes to Consolidated Financial Statements

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
     Consolidated Statements of Changes in Stockholders' Equity (Unaudited)


For the Six Months Ended June 30,                                                            2003              2002
---------------------------------------------------------------------------------- ------------------- ---------------
STOCKHOLDERS' EQUITY, January 1                                                           $25,178,623     $21,676,972
COMMON STOCK, $5.00 PAR VALUE
Stock issued                                                                                   57,410         107,075
ADDITIONAL PAID-IN CAPITAL
Stock issued                                                                                  141,510         210,515
RETAINED EARNINGS
Cash Dividend $0.33 and $0.27 per share in 2003 and 2002, respectively                      (539,809)       (428,158)
Net income                                                                                  2,111,755       1,760,918
ACCUMULATED OTHER COMPREHENSIVE INCOME
Other comprehensive income, net of tax                                                        240,000         426,000
TREASURY STOCK
Purchase of  common stock (2,453 in 2003 and 71,492 shares in 2002)                          (85,820)     (1,351,173)

                                                                                   ------------------- ---------------
STOCKHOLDERS' EQUITY, June 30                                                             $27,103,669     $22,402,149
                                                                                   =================== ===============






                 See Notes to Consolidated Financial Statements

                    GRANGE NATIONAL BANC CORP AND SUBSIDIARY
                Consolidated Statements of Cash Flow (Unaudited)


For the Six Months Ended June 30,                                                      2003               2002
------------------------------------------------------------------------------- ------------------- ------------------
OPERATING ACTIVITIES:
Net income                                                                              $2,111,755         $1,760,918
Adjustments to reconcile net income to
     net cash provided by operating activities:
Depreciation and amortization                                                              193,000            175,200
Provision for loan losses                                                                  150,000            155,000
Gain on sale of other real estate                                                                            (32,694)
(Gain) loss on sale of securities                                                          (2,357)             13,637
Changes in:
Accrued interest income and other assets                                                 (848,645)          (690,298)
Accrued interest expense and other liabilities                                              42,668            364,536
                                                                                ------------------- ------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                1,646,421          1,746,29
                                                                                ------------------- ------------------
INVESTING ACTIVITIES:
Purchase bank premises and equipment                                                      (27,608)          (259,304)
Proceeds from foreclosed assets                                                                               145,574
Purchase of securities "available for sale"                                           (17,816,585)       (20,633,451)
Redemptions of securities "available for sale"                                          16,742,249          6,879,326
Sales of securities "available for sale"                                                 3,282,655          4,997,041
Redemptions of securities "held to maturity"                                             1,584,360          1,551,801
Increase in restricted stock                                                             (386,950)          (293,900)
Net increase in loans to customers                                                     (9,394,072)       (15,465,327)
Net decrease (increase) in interest bearing deposits in banks                          (7,363,978)          1,614,339
                                                                                ------------------- ------------------
NET CASH USED IN INVESTING ACTIVITIES                                                 (13,379,929)       (21,463,901)
                                                                                ------------------- ------------------
FINANCING ACTIVITIES:
Increase in deposits before interest credited                                            8,620,844         14,236,267
Increase in borrowed funds                                                               1,173,037          4,951,340
Interest credited to deposits                                                            2,023,391          2,144,055
Issuance of common stock                                                                   198,920            317,590
Dividend                                                                                 (539,809)          (428,158)
Purchase of treasury stock                                                                (85,820)        (1,351,173)
                                                                                ------------------- ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                               11,390,563         19,869,921
                                                                                ------------------- ------------------
NET INCREASE (DECREASE) IN CASH                                                          (342,945)            152,319
      AND CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS, January 1                                                     3,954,176          2,991,885
                                                                                ------------------- ------------------
CASH AND CASH EQUIVALENTS, June 30                                                      $3,611,231         $3,144,204
                                                                                =================== ==================
                                                                                =================== ==================
SUPPLEMENTARY SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest                                                                                  $496,086           $440,981
Income taxes                                                                               543,078            752,471
Non-cash investing and financing activities:
Unrealized gain on securities                                                             $240,000           $426,000


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

3. PREFERRED STOCK:

         The Company authorized 1,000,000 of preferred stock at $5 par value. At December 31, 2002 and June 30, 2003, no shares were issued nor outstanding.

4. EARNINGS PER SHARE

         Earnings per share have been calculated using shares effected for the 2 for 1 stock split announced July 18, 2002.

5. SUBSEQUENT EVENTS:

         Effective as of June 7, 2003, the Company entered into an Agreement and Plan of Merger with Community Bank System, Inc., a bank holding company based in DeWitt, New York ("CBSI"). Pursuant to the Merger Agreement, subject to the satisfaction of a number of conditions, the Company will merge with and into CBSI, with CBSI being the surviving corporation. Following the Merger, CBSI expects to merge the Company's bank subsidiary, Grange National Bank, with and into CBSI's bank subsidiary, Community Bank, N.A., with Community Bank being the continuing bank.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION:

Our net income for the three and six months ending June 30, 2003 totaled $1,080,000 and $2,112,000, which is 30% and 20% higher than the $831,000 and
$1,761,000 of net income for the same periods last year. Net interest income for the three and six months ending June 30, 2003 increased by $287,000 to $2,501,000, and $569,000 to $4,943,000 compared to $2,214,000 and $4,374,000 for the same periods in 2002, increases of 13% in each period. Interest income during these same time periods increased by $257,000 or 7% for the three month period and $520,000 or 7% for the six month period, compared to 2002, while interest expense decreased by $30,000 or 2% for the three month period, and $49,000 or 1% for the six month period compared to 2002.

The increase in interest income on loans was $258,000 or 10% for the second quarter, and $634,000 or 12% for the six months ended June 30, as compared to the same time last year. Interest income from investment securities increased by $1,000 for the second quarter, and decreased by$100,000 or 4% for the six months ended June 30, as compared to the same time last year. The Federal Reserve has dramatically reduced interest rates for the last two years, subsequently putting pressure on loan rates. Financial institutions, including ours, have been constantly refinancing mortgages at lower interest rates. The New York prime rate has dropped to rates lower than we have seen in a generation. Many of our loans are tied to the prime rate, and this as well has reduced our interest income. Overall our interest income is up due to higher volumes of loans. Competition for mortgages and other loans requires us to keep lowering our rates. We continue to lower the rates we pay on deposits in order to preserve our net interest margin, but are limited by competition and our need to retain retail customers. We believe that interest rates are near the bottom of their cycle, but do not anticipate rates to rise very soon or very fast. Interest income on deposits in banks decreased by $3,000 from $17,000 to $14,000 during the second quarter and decreased by $14,000 from $45,000 to $31,000 for the six months ending June 30, 2003, as compared to the same times last year. We are receiving substantially lower interest on our balances and we have had lower balances.

The decrease in interest expense is due to lower interest rates paid to customers, offset by higher balances for the second quarter and the six months ending June 30, 2003 as compared to the same times in 2002. For the six months ending June 30, the average total sources to fund earning assets increased $33,579, from $221,639 to $255,218 in 2003, while the average interest rate decreased from 2.81% to 2.40%.

Deposit growth continues to provide funds for loans and liquidity. Loan demand during the year has been strong as loans increased $9,376,000 or 6% from $151,347,000 at December 31, 2002 to $160,723,000 at June 30, 2003. Loan demand is softening as the third quarter begins. Balances of investment securities decreased by $3,041,000 since December 31, 2002. Interest bearing deposits at banks increased by $7,364,000, to $16,306,000 from $8,942,000. We have refrained from reinvesting proceeds from maturing bonds and principal payments from our bond portfolio, in light of our impending merger with Community Bank Systems. Deposit growth was light during the first half of the year, increasing only $10,644,000, or 5%. Our Scranton office continues to exceed our expectations for deposit growth reaching over $17,000,000 in deposits at June 30 of this year.

The provision for loan loss during the three and six months ending June 30, 2003 was $75,000 and $150,000, as compared to $90,000 and $155,000 for the same periods in 2002. The allowance for loan losses was $1,576,000 and $1,445,000 at June 30, 2003 and December 31, 2002, respectively. This represents 0.98% and 0.95% of total loans, 163% and 238% of non-performing loans, and 150% and 210% of non-performing assets, respectively. We have kept the provision at a rate to keep it constant with the current loan portfolio growth, as we have not seen any abnormal changes in the quality of the portfolio. The provision for loan losses and related allowance for loan losses are based upon our continued evaluation of the current loan portfolio considering things such as general economic conditions, adequacy of collateral on past due loans, past and expected loan loss experience, composition of the loan portfolio, any unusual risk concentrations, allowance as a percentage of total loans and any other relevant factors. The reserve is not divided to provide for any individual loan or loan classification. The total allowance balance is available to absorb losses from all loans included in the portfolio.

The following sets forth loans past due 90 days or more on which interest has continued to be accrued for June 30, 2003 and December 31, 2002.


                                                              June 2003           December 2002
                                                                       (In thousands)
          Real estate mortgages                                 $187                   $507
          Commercial                                             106                     14
          Consumer                                                24                      8
                                                         ------------------- -----------------------
                                                         ------------------- ----------------------
          Total                                                 $317                    $529
                                                         =================== =======================



Non-accrual loans increased from $79,000 at December 31, 2002 to $652,000 at June 30, 2003. The increase in non-accrual loans is primarily due to one customer. The loans are well secured and we do not anticipate any loss. The overall quality remains very good, and management expects non-performing assets to remain at substantially the same levels as a proportion of loans.


Investments in securities decreased by $3,041,000 or 4% from December 31, 2002 to June 30, 2003. The average rates earned on available for sale, held to maturity and deposits in banks were 4.30%, 6.34% and 1.53% for the three months ended June 30, 2003, as compared to 5.94%, 6.63% and 2.44% for the three months ended June 30, 2002. For the six months ended June 30, 2003 the average rates were 5.38%, 6.71% and 1.46%, as compared to 6.11%, 6.77% and 2.35% for the six months ended June 30, 2002. As of June 30, 2003, the fair value of the Bank's investments classified as held to maturity exceeded their amortized value by $485,000, and the fair value of investments classified as available for sale exceeded their amortized value by $3,215,000. This is reflected as an increase in the Company's equity of approximately $2,121,000, net of deferred income tax.

Low interest rates and the uncertainty of when higher interest rates will return have changed investors' perceptions in the market. Many investors expect interest rates to remain low for quite some time. This has caused the value of our investments classified as available for sale, to rise. When interest rates will eventually increase is a matter of much debate and concern. Because of our impending merger with Community Bank Systems, we are not currently purchasing additional investments. This will allow the combined entity the most flexibility in its strategic planning. There have been no adverse credit valuations on any of our investments

For the three months ending June 30, 2003, as compared to the same period in 2002, salaries and employee benefits increased by $130,000 or 19% from $691,000 to $821,000 and occupancy expense increased $25,000 or 20% from $123,000 to $148,000. Equipment expense increased $30,000 or 28% from $107,000 to $137,000, and other operating expenses increased $40,000 or 9% from $426,000 to $466,000. For the six months ending June 30, 2003, as compared to the same period in 2002, salaries and employee benefits increased by $267,000 or 20% from $1,342,000 to $1,609,000 and occupancy expense increased $58,000 or 21% from $271,000 to $329,000. Equipment expense increased $25,000 or 12% from $214,000 to $239,000, and other operating expenses increased $38,000 or 5% from $789,000 to $827,000. Salary and employee cost increases are due to adding our Wyalusing office and a new bank officer to manage and develop business for our western offices. Increases in occupancy, equipment and other operating expenses have slowed significantly due to our impending merger. Specific merger expenses will be incurred during the third and fourth quarters.

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

Since 1991 the Comptroller of the Currency has required all national banks to meet certain "Risk Based Capital" standards. These standards weight certain assets based on the risk of the asset, and also includes certain off-balance sheet items. The table below sets forth the Bank's Tier 1 and Tier 2 capital, risk adjusted assets (including off-balance sheet items) and the Bank's risk-based capital ratios under the guidelines, for June 30, 2003 and December 31, 2002.







(In thousands, except ratios)                                                               2003               2002
Tier I capital:
Shareholders' equity                                                                      $24,932            $23,333
Tier II capital:
Loan loss reserve                                                                           1,577              1,445
Unrealized gain on available for sale equity securities                                        86                 65
                                                                                  ---------------- ------------------
Total Qualifying Capital                                                                  $26,595            $24,843
                                                                                  ================ ==================
Risk-adjusted assets (including off balance sheet items)                                 $158,289           $148,956
Tier I Capital Ratio (4.00% required)                                                      15.75%             15.66%
Total Capital Ratio (8.00% required)                                                       16.80%             16.63%
Tier 1 Leverage Ratio                                                                       8.89%              8.90%


                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
               Average Balances, Interest Income/Expense and Rates


                                                   Three Months Ended                    Three Months Ended
                                                      June 30, 2003                         June 30, 2002
                                           ------------------------------------ --------------------------------------

(Dollars in thousands)                        (1)      Interest      Average         (1)       Interest    Average
                                           Average     Income/      Interest       Average     Income/     Interest
                                            Balance     Expense       Rate         Balance      Expense      Rate
------------------------------------------ ----------- ----------- ------------ -------------- ----------- -----------
------------------------------------------ ----------- ----------- ------------ -------------- ----------- -----------
INTEREST EARNING ASSETS:
Loans:
Mortgages                                    $120,233      $2,215        7.37%       $100,647      $1,967       7.82%
Consumer                                       11,728         244         8.32         10,525         245        9.31
Commercial                                     26,480         466         7.04         27,605         425        6.16
                                           ----------- -----------              -------------- -----------
Total loans                                   158,441       2,925         7.38        138,777       2,637        7.60
                                           ----------- -----------              -------------- -----------
Securities available for sale:
U.S. Treasury securities                          418           7         6.70            533           8        6.00
U.S. government agencies                       54,268         571         4.21         47,537         652        5.49
Tax exempt bonds                               53,906         543         4.03         24,861         440        7.08
Other securities                                1,190          58        19.50          2,980          28        3.76
                                           ----------- -----------              -------------- -----------
Total available for sale                      109,782       1,179         4.30         75,911       1,128        5.94
                                           ----------- -----------              -------------- -----------
Securities held to maturity:
U.S. government agencies                          701           9         5.14          1,209          15        4.96
Tax exempt bonds                                                                          549           9        6.56
Other securities                                6,684         108         6.46          9,035         155        6.86
                                           ----------- -----------              -------------- -----------
Total held to maturity                          7,385         117         6.34         10,793         179        6.63
                                           ----------- -----------              -------------- -----------
Deposits in banks                               3,656          14         1.53          2,783          17        2.44
                                           ----------- -----------              -------------- -----------
TOTAL                                        $279,264      $4,235         6.07       $228,264      $3,961        6.94
                                           =========== -----------              ============== -----------
INTEREST BEARING LIABILITIES:
Deposits:
NOW and super-NOW                             $16,531         $25         0.60        $18,121         $53        1.17
Savings and money market                       49,153         134         1.09         42,279         167        1.58
Certificates of deposit                       117,858         959         3.26         97,331         972        3.99
Other time deposits                               200           1         2.00            200           1        2.00
                                           ----------- -----------              -------------- -----------
Total deposits                                183,742       1,119         2.44        157,931       1,193        3.02
Other borrowed funds                           34,195         395         4.62         29,933         353        4.72
                                           ----------- -----------              -------------- -----------
TOTAL                                         217,937       1,514         2.78        187,864       1,546        3.29
Non-interest bearing funds, net                61,327                                  40,400
                                           ----------- -----------              -------------- -----------
TOTAL SOURCES TO FUND EARNING ASSETS         $279,264       1,514         2.17       $228,264       1,546        2.71
                                           =========== -----------              ============== -----------
NET INTEREST YIELD                                         $2,721         3.90%                    $2,415       4.23%
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

                 See Notes to Consolidated Financial Statements




                                               GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
                                          Average Balances, Interest Income/Expense and Rates
--------------------------------------- --------------------------------------- --------------------------------------
                                                   Six Months Ended                       Six Months Ended
                                                    June 30, 2003                           June 30, 2002
                                        --------------------------------------- --------------------------------------

(Dollars in thousands)                       (1)       Interest      Average        (1)       Interest      Average
                                           Average     Income/      Interest      Average     Income/      Interest
                                           Balance      Expense       Rate        Balance      Expense       Rate
--------------------------------------- -------------- ----------- ------------ ------------- ----------- ------------
INTEREST EARNING ASSETS:
Loans:
Mortgages                                    $118,750      $4,384        7.38%       $97,352      $3,833        7.87%
Consumer                                       11,754         488         8.30        10,516         479         9.11
Commercial                                     25,820         924         7.16        24,427         890         7.29
                                        -------------- -----------              ------------- -----------
Total loans                                   156,324       5,796         7.42       132,295       5,202         7.86
                                        -------------- -----------              ------------- -----------
Securities available for sale:
U.S. Treasury securities                          463          15         6.48           878          28         6.38
U.S. government agencies                       52,848       1,177         4.45        45,841       1,291         5.63
Tax exempt bonds                               32,414       1,087         6.71        24,927         892         7.16
Other securities                                1,191          60        10.08         2,582          58         4.49
                                        -------------- -----------              ------------- -----------
Total available for sale                       86,916       2,339         5.38        74,228       2,269         6.11
                                        -------------- -----------              ------------- -----------
Securities held to maturity:
U.S. government agencies                          646          20         6.19         1,112          30         5.40
Tax exempt bonds                                                                         678          21         6.19
Other securities                                7,077         239         6.75         9,503         331         6.97
                                        -------------- -----------              ------------- -----------
Total held to maturity                          7,723         259         6.71        11,293         382         6.77
                                        -------------- -----------              ------------- -----------
Deposits in banks                               4,255          31         1.46         3,823          45         2.35
                                        -------------- -----------              ------------- -----------
TOTAL                                        $255,218      $8,425         6.60      $221,639      $7,898         7.13
                                        ============== -----------              ============= -----------
INTEREST BEARING LIABILITIES:
Deposits:
NOW and super-NOW                             $15,986         $55         0.69       $17,170        $105         1.22
Savings and money market                       48,163         284         1.18        40,265         341         1.69
Certificates of deposit                       116,940       1,939         3.32        92,739       1,970         4.25
Other time deposits                               200           1         1.00           200           2         2.00
                                           ----------- -----------              ------------- -----------
Total deposits                                181,289       2,279         2.51       150,374       2,418         3.22
Other borrowed funds                           34,153         789         4.62        29,467         700         4.75
                                           ----------- -----------              ------------- -----------
TOTAL                                         215,442       3,068         2.85       179,841       3,118         3.47
Non-interest bearing funds, net                39,776                                 41,798
                                           ----------- -----------              ------------- -----------
TOTAL SOURCES TO FUND EARNING ASSETS         $255,218       3,068         2.40      $221,639       3,118         2.81
                                           =========== -----------              ============= -----------
NET INTEREST YIELD                                         $5,357        4.20%                    $4,780        4.31%
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

During the current fiscal quarter, the company filed an 8-K on April 30, 2003 announcing its first quarter earnings, and an 8-K on June 19, 2003 announcing its an Agreement and Plan of Merger with Community Bank System, Inc., a bank holding company based in DeWitt, New York.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  GRANGE NATIONAL BANC CORP.
                                  (Registrant)

Date     August 13, 2003                          /s/ Thomas A. McCullough
    ---------------------------------             ---------------------------
                                                  Thomas A. McCullough
                                                  President
                                                  Chief Executive Officer


Date     August 13, 2003                          /s/ Philip O. Farr
    ---------------------------------             ------------------------------
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


Dated:  August 13, 2003                    /s/ Thomas A. McCullough
                                           -----------------------------------
                                           Thomas A. McCullough
                                           President and Chief Executive Officer

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

 Dated:  August 13, 2003                   /s/  Philip O. Farr
                                           ----------------------------
                                           Philip O. Farr
                                           Vice President and
                                           Chief Financial Officer