Form 10-Q
period 2003-09-30
GRANGE NATIONAL BANC CORP
filed 2003-11-14
CIK 763850

U.S. SECURITIES AND EXCHANGE
                             COMMISSION Washington,
                                   D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 2003.


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


Commission file number 0-13664

                            GRANGE NATIONAL BANC CORP

          PENNSYLVANIA                                          23-2314065
--------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 Incorporation or organization)                            Identification No.)


                   198 E. Tioga St., Tunkhannock, Pennsylvania
                   -------------------------------------------
                    (Address of principal executive offices)


                                 (570) 836-2100
               ---------------------------------------------------
               (Registrants telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practical date: 1,636,074.
                                          ----------



Transitional Small Business Disclosure Format (Check one): Yes       ;  No   X
                                                               -----       -----

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY


PART I.  FINANCIAL INFORMATION

ITEM 1.  Unaudited Financial Statements


                                                                                                              Page

         Consolidated Statements of Financial Position as
         of September 30, 2003 and December 31, 2002..............................................................2

         Consolidated Statements of Income and Comprehensive Income For the
         Three and Nine Months Ended September 30, 2003 and 2002..................................................3

         Consolidated Statements of Changes to Stockholders' Equity For the Nine Months
         Ended September 30, 2003 and 2002........................................................................4

         Consolidated Statements of Cash Flows For the Nine Months ended
         September 30, 2003 and 2002..............................................................................5

         Notes to Consolidated Financial Statements............................................................6, 7

ITEM 2.  Management's Discussion and Analysis of Financial Condition.........................................8 - 13


PART II. OTHER INFORMATION:

ITEM 6.  Exhibits and Reports on Form 8-K...................................................................14 - 17


                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
        Consolidated Statements of Financial Position, September 30, 2003
                             and December 31, 2002

                                                                                           2003               2002
                                                                                       (Unaudited)         (Audited)
                                                                                       -----------         ---------
ASSETS:
Cash and due from banks                                                                 $4,425,916         $3,954,176
Interest bearing deposits                                                               15,028,384          8,941,772
Investment securities, available for sale                                               78,921,884         88,910,133
Investment securities, held to maturity
     (fair value 2003, $6,500,000; 2002, $8,719,000)                                     6,078,780          8,181,674
Equity securities at cost, substantially restricted                                      2,619,700          2,258,950
Loans, net of unearned interest                                                        164,179,267        151,347,349
Less:  allowance for loan losses                                                         1,595,585          1,444,545
                                                                                 ------------------ ------------------
Loans, net                                                                             162,583,682        149,902,804
Bank premises and equipment - net                                                        3,316,361          3,474,364
Accrued interest and other assets                                                        5,920,810          5,310,045
Intangible assets                                                                           45,606             60,244
Foreclosed assets                                                                           81,335             81,335
                                                                                 ------------------ -----------------
TOTAL ASSETS                                                                         $279,022,458       $271,075,497
                                                                                 ================== ==================
LIABILITIES:
Domestic deposits:
Non-interest bearing deposits                                                          $34,492,133        $31,918,598
Interest bearing deposits                                                              179,805,241        176,981,541
                                                                                 ------------------ ------------------
Total deposits                                                                         214,297,374        208,900,139
Other borrowed funds                                                                    35,227,721         34,824,299
Accrued interest and other liabilities                                                   2,060,967          2,172,436
                                                                                 ------------------ ------------------
Total liabilities                                                                      251,586,062        245,896,874
                                                                                 ------------------ ------------------
STOCKHOLDERS' EQUITY:
Preferred stock authorized 1,000,000 shares of $5 par; None issued Common stock authorized 5,000,000 shares of $5 par value,
    1,719,333 and 1,707,343 shares issued in 2003 and 2002, respectively                 8,596,665          8,536,715
Additional paid-in capital                                                               2,688,585          2,526,407
Retained earnings                                                                       16,084,527         13,833,465
                                                                                 ------------------ ------------------
Total                                                                                   27,369,777         24,896,587
Accumulated other comprehensive income                                                   1,781,000          1,881,000
Treasury stock, 83,367 and 80,298 shares in 2003 and 2002, respectively                (1,714,381)        (1,598,964)
                                                                                 ------------------ ------------------
Total stockholders' equity                                                              27,436,396         25,178,623
                                                                                 ------------------ ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $279,022,458       $271,075,497
                                                                                 ================== ==================


                 See Notes to Consolidated Financial Statements



                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
     Consolidated Statements of Income and Comprehensive Income (Unaudited)


                                                               Three months ended             Nine months ended
--------------------------------------------------------- ----------------------------- ------------------------------
Three and Nine Months Ended September 30,                     2003           2002            2003           2002
--------------------------------------------------------- -------------- -------------- --------------- --------------
Interest Income:
Interest and fees on loans                                   $2,872,057     $2,696,910      $8,603,031     $7,794,007
Interest and dividends on securities                            994,662      1,242,732       3,243,738      3,591,815
Interest on deposits in banks                                    19,507         27,377          50,358         72,616
                                                          -------------- -------------- --------------- --------------
Total interest income                                         3,886,226      3,967,019      11,897,127     11,458,438
                                                          -------------- -------------- --------------- --------------
Interest Expense:
Interest on deposits                                          1,009,070      1,197,546       3,288,605      3,615,087
Interest on other borrowed funds                                398,277        399,707       1,186,938      1,099,497
                                                          -------------- -------------- --------------- --------------
Total interest expense                                        1,407,347      1,597,253       4,475,543      4,714,584
                                                          -------------- -------------- --------------- --------------
Net interest income                                           2,478,879      2,369,766       7,421,584      6,743,854
Provision for loan losses                                        75,000         50,000         225,000        205,000
                                                          -------------- -------------- --------------- --------------
Net interest income after provision for loan losses           2,403,879      2,319,766       7,196,584      6,538,854
                                                          -------------- -------------- --------------- --------------
Other income:
Service charges and other income                                493,159        393,473       1,413,354      1,071,233
Gain (loss) on sale of securities                               123,816                        126,173       (13,637
Gain on sale of other real estate                                                                              32,694
                                                          -------------- -------------- --------------- --------------
Total other income                                              616,975        393,473       1,539,527      1,090,290
                                                          -------------- -------------- --------------- --------------
                                                          -------------- -------------- --------------- --------------
Other Expenses:
Salaries and employee benefits                                  799,912        706,427       2,408,789      2,048,472
Occupancy expense                                               191,873        171,055         521,321        442,545
Equipment expense                                               102,146         96,590         340,736        310,765
Other operating expense                                         617,691        409,517       1,444,920      1,198,422
                                                          -------------- -------------- --------------- --------------
Total other expenses                                          1,711,622      1,383,589       4,715,766      4,000,224
                                                          -------------- -------------- --------------- --------------
Income before income tax                                      1,309,232      1,329,650       4,020,345      3,628,920
Provision for income taxes                                      338,000        324,000         935,000        862,353
                                                          -------------- -------------- --------------- --------------
Net income                                                     $971,232     $1,005,650      $3,085,345     $2,766,567
                                                          -------------- -------------- --------------- --------------
Other comprehensive income (loss):
Unrealized holding gain (loss) arising during period         $(328,184)     $2,118,000         $38,173     $2,734,363
Reclassification adjustment for (gain) loss included in
income statement                                              (123,816)                      (126,173)         13,637
Federal income tax  benefit (expense)                           112,000      (730,000)        (12,000)      (934,000)
                                                          -------------- -------------- --------------- --------------
Unrealized holding gain (loss) arising during period,        $(340,000)     $1,388,000      $(100,000)     $1,814,000
net
                                                          -------------- -------------- --------------- --------------
Comprehensive income                                           $631,232     $2,393,650      $2,985,345     $4,580,507
                                                          ============== ============== =============== ==============
Earnings per share (diluted)                                      $0.54          $0.58           $1.73          $1.60
                                                          ============== ============== =============== ==============
Weighted average common shares (diluted)                      1,791,287      1,730,870       1,780,438      1,727,384
                                                          ============== ============== =============== ==============
Earnings per share (basic)                                        $0.60          $0.62           $1.89          $1.72
                                                          ============== ============== =============== ==============
Weighted average common shares (basic)                        1,637,368      1,612,734       1,635,027      1,611,087







                 See Notes to Consolidated Financial Statements

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
     Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

---------------------------------------------------------------------------------- ------------------- ---------------
For the Six Months Ended September 30,                                                      2003              2002

---------------------------------------------------------------------------------- ------------------- ---------------
STOCKHOLDERS' EQUITY, January 1                                                           $25,178,623     $21,676,972
COMMON STOCK, $5.00 PAR VALUE
Stock issued                                                                                   59,950         139,850
ADDITIONAL PAID-IN CAPITAL
Stock issued                                                                                  162,178         263,592
RETAINED EARNINGS
Cash Dividend $0.51 and $0.41 per share in 2003 and 2002, respectively                      (834,283)       (654,647)
Net income                                                                                  3,085,345       2,766,567
ACCUMULATED OTHER COMPREHENSIVE INCOME
Other comprehensive income, net of tax                                                      (100,000)       1,814,000
TREASURY STOCK
Purchase of  common stock (2,453 in 2003 and 71,492 shares in 2002)                        (115,417)     (1,435,403)
                                                                                   ------------------- ---------------
STOCKHOLDERS' EQUITY, September 30                                                        $27,346,396     $24,570,931
                                                                                   =================== ===============







                 See Notes to Consolidated Financial Statements

                    GRANGE NATIONAL BANC CORP AND SUBSIDIARY
                Consolidated Statements of Cash Flow (Unaudited)


For the Nine Months Ended September 30,                                                    2003               2002
------------------------------------------------------------------------------- ------------------- ------------------
OPERATING ACTIVITIES:
Net income                                                                              $3,085,345         $2,766,567
Adjustments to reconcile net income to
     net cash provided by operating activities:
Depreciation and amortization                                                              351,500            262,800
Provision for loan losses                                                                  225,000            205,000
Gain on sale of other real estate                                                                            (32,694)
(Gain) loss on sale of securities                                                        (126,173)             13,637
Changes in:
Accrued interest income and other assets                                                 (596,127)          (670,433)
Accrued interest expense and other liabilities                                            (57,469)           (50,248)
                                                                                ------------------- ------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                2,882,076          2,494,629
                                                                                ------------------- ------------------
INVESTING ACTIVITIES:
Purchase bank premises and equipment                                                     (193,497)          (531,905)
Proceeds from foreclosed assets                                                                               145,574
Purchase of securities "available for sale"                                           (17,690,769)       (30,303,870)
Redemptions of securities "available for sale"                                          24,368,536         13,543,427
Sales of securities "available for sale"                                                 3,282,655          4,997,041
Redemptions of securities "held to maturity"                                             2,102,894          2,151,252
Increase in restricted stock                                                             (360,750)          (327,700)
Net increase in loans to customers                                                    (12,905,878)       (22,858,699)
Net increase in interest bearing deposits in banks                                     (6,086,612)          (948,915)
                                                                                ------------------- ------------------
NET CASH USED IN INVESTING ACTIVITIES                                                  (7,483,421)       (34,133,795)
                                                                                ------------------- ------------------
FINANCING ACTIVITIES:
Increase in deposits before interest credited                                            2,509,168         19,838,875
Increase in borrowed funds                                                                 403,422         10,318,164
Interest credited to deposits                                                            2,888,067          3,382,660
Issuance of common stock                                                                   222,128            403,442
Dividend                                                                                 (834,283)          (654,647)
Purchase of treasury stock                                                               (115,417)        (1,435,403)
                                                                                ------------------- ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                5,073,085         31,853,091
                                                                                ------------------- ------------------
NET INCREASE IN CASH                                                                       471,740            213,925
      AND CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS, January 1                                                     3,954,176          2,991,885
                                                                                ------------------- ------------------
CASH AND CASH EQUIVALENTS, September 30                                                 $4,425,916         $3,205,810
                                                                                =================== ==================
SUPPLEMENTARY SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest                                                                                  $496,086           $851,504
Income taxes                                                                               727,492          1,042,471
Non-cash investing and financing activities:
Unrealized gain (loss) on securities                                                    $(100,000)         $1,814,000


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

3. PREFERRED STOCK:

         The Company authorized 1,000,000 of preferred stock at $5 par value. At December 31, 2002 and September 30, 2003, no shares were issued nor outstanding.

4. EARNINGS PER SHARE

         Earnings per share have been calculated using shares effected for the 2 for 1 stock split announced July 18, 2002.

5. SUBSEQUENT EVENTS:

         Effective as of June 7, 2003, the Company entered into an Agreement and Plan of Merger with Community Bank System, Inc., a bank holding company based in DeWitt, New York ("CBSI"). Grange National Banc Corp. shareholders approved the "merger agreement" at a stockholders' meeting on October 17, 2003. Pursuant to the Merger Agreement, subject to the satisfaction of a number of conditions, the Company will merge with and into CBSI, with CBSI being the surviving corporation. Following the Merger, CBSI expects to merge the Company's bank subsidiary, Grange National Bank, with and into CBSI's bank subsidiary, Community Bank, N.A., with Community Bank being the continuing bank.

MANAGEMENTS DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION:

Our net income for the three and nine months ending September 30, 2003 totaled $971,000 and $3,085,000, compared to $1,006,000 and $2,767,000 of net income for the same periods last year. Net interest income for the three and nine months ending September 30, 2003 increased by $109,000 to $2,479,000, and $678,000 to
$7,422,000 compared to $2,370,000 and $6,744,000 for the same periods in 2002.
Interest income during these same time periods was $3,886,000 and $11,897,000 for the three and nine month periods, compared to $3,967, 000 and $11,458,000 for the same periods in 2002, while interest expense was $1,407,000 and $4,476,000 for the three and nine month periods, compared to $1,597,000 and $4,715,000 for the same periods in 2002.

The increase in interest income on loans was $175,000 or 6% for the third quarter, and $809,000 or 10% for the nine months ended September 30, as compared to the same time last year. Interest income from investment securities decreased by $248,000 for the third quarter, and decreased by $348,000 for the nine months ended September 30, as compared to the same time last year. Lower interest rates combined with our not reinvesting maturing bonds, but instead putting them in interest bearing balances, account for the lower interest income. The funds will be used to prepay our borrowings from the Federal Home Loan Bank in preparation of our merger with Community Bank System. We continue to lower the rates we pay on deposits in order to preserve our net interest margin, but are limited by competition and our need to retain retail customers. Interest income on deposits in banks decreased by $8,000 from $27,000 to $19,000 during the third quarter and decreased by $23,000 from $73,000 to $50,000 for the nine months ending September 30, 2003, as compared to the same times last year. We are receiving substantially lower interest on our balances.

The decrease in interest expense is due to lower interest rates paid to customers, offset by higher balances for the third quarter and the nine months ending September 30, 2003 as compared to the same times in 2002. For the three months ending September 30, the average total sources to fund earning assets increased $24,773, from $237,740 to $262,513 in 2003, while the average interest rate decreased from 2.69% to 2.31%.

Deposit growth continues to provide funds for loans and liquidity. Loan demand during the year has been strong as loans increased $12,832,000 or 8% from $151,347,000 at December 31, 2002 to $164,179,000 at September 30, 2003.
Balances of investment securities decreased by $12,091,000 since December 31, 2002. Interest bearing deposits at banks increased by $6,086,000, to $15,028,000 from $8,942,000. We have refrained from reinvesting proceeds from maturing bonds and principal payments from our bond portfolio, in light of our impending merger with Community Bank Systems. Deposit growth was light during the first half of the year, increasing only $5,397,000, or 3%.

The provision for loan loss during the three and nine months ending September 30, 2003 was $75,000 and $225,000, as compared to $50,000 and $205,000 for the same periods in 2002. The allowance for loan losses was $1,596,000 and $1,445,000 at September 30, 2003 and December 31, 2002, respectively. This represents 0.97% and 0.95% of total loans, 211% and 238% of non-performing loans, and 190% and 210% of non-performing assets, respectively. We have kept the provision at a rate to keep it constant with the current loan portfolio growth, as we have not seen any abnormal changes in the quality of the portfolio. The provision for loan losses and related allowance for loan losses are based upon our continued evaluation of the current loan portfolio considering things such as general economic conditions, adequacy of collateral on past due loans, past and expected loan loss experience, composition of the loan portfolio, any unusual risk concentrations, allowance as a percentage of total loans and any other relevant factors. The reserve is not divided to provide for any individual loan or loan classification. The total allowance balance is available to absorb losses from all loans included in the portfolio.

The following sets forth loans past due 90 days or more on which interest has continued to be accrued for September 30, 2003 and December 31, 2002.

                                           September 2003         December 2002
                                                       (In thousands)

    Real estate mortgages                      $30                    $507
    Commercial                                  11                      14
    Consumer                                    13                       8
                                              -----                   -----
    Total                                      $54                    $529
                                              =====                   =====

Non-accrual loans increased from $79,000 at December 31, 2002 to $705,000 at September 30, 2003. The increase in non-accrual loans is primarily due to one customer. The loans are well secured and we do not anticipate any loss. The overall quality remains very good, and management expects non-performing assets to remain at substantially the same levels as a proportion of loans.

Investments in securities decreased by $12,091,000 or 12% from December 31, 2002 to September 30, 2003. The average rates earned on available for sale, held to maturity and deposits in banks were 4.70%, 7.11% and 0.63% for the three months ended September 30, 2003, as compared to 6.11%, 6.29% and 2.13% for the three months ended September 30, 2002. For the nine months ended September 30, 2003 the average rates were 5.06%, 6.81% and 1.15%, as compared to 6.11%, 6.62% and 2.26% for the nine months ended September 30, 2002. As of September 30, 2003, the fair value of the Bank's investments classified as held to maturity exceeded their amortized value by $421,000, and the fair value of investments classified as available for sale exceeded their amortized value by $2,698,000. This is reflected as an increase in the Company's equity of approximately $1,781,000, net of deferred income tax.

Low interest rates and the uncertainty of when higher interest rates will return have changed investors' perceptions in the market. Many investors expect interest rates to remain low for quite some time. This has caused the value of our investments classified as available for sale, to rise. When interest rates will eventually increase is a matter of much debate and concern.

Because of our impending merger with Community Bank Systems, we are not currently purchasing additional investments. This will allow the combined entity the most flexibility in its strategic planning. There have been no adverse credit valuations on any of our investments.

For the three months ending September 30, 2003, as compared to the same period in 2002, salaries and employee benefits increased by $94,000 or 13% from $706,000 to $800,000 and occupancy expense increased $21,000 or 12% from $171,000 to $192,000. Equipment expense increased $5,000 or 5% from $97,000 to $102,000, and other operating expenses increased $208,000 or 50% from $410,000 to $618,000. For the nine months ending September 30, 2003, as compared to the same period in 2002, salaries and employee benefits increased by $361,000 or 17% from $2,048,000 to $2,409,000 and occupancy expense increased $78,000 or 18% from $443,000 to $521,000. Equipment expense increased $30,000 or 10% from $311,000 to $341,000, and other operating expenses increased $247,000 or 21% from $1,198,000 to $1,445,000. Salary and employee cost increases are due to adding our Wyalusing office and a new bank officer to manage and develop business for our western offices. Increases in occupancy, equipment and other operating expenses are due to our impending merger. Additional merger expenses will be incurred after the third quarter.

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

Since 1991 the Comptroller of the Currency has required all national banks to meet certain Risk Based Capital standards. These standards weight certain assets based on the risk of the asset, and also includes certain off-balance sheet items. The table below sets forth the Bank's Tier 1 and Tier 2 capital, risk adjusted assets (including off-balance sheet items) and the Bank's risk-based capital ratios under the guidelines, for September 30, 2003 and December 31, 2002.

(In thousands, except ratios)                                                                2003               2002
Tier I capital:
Shareholders' equity                                                                      $25,741            $23,333
Tier II capital:
Loan loss reserve                                                                           1,596              1,445
Unrealized gain on available for sale equity securities                                        90                 65
                                                                                  ---------------- ------------------
Total Qualifying Capital                                                                  $27,427            $24,843
                                                                                  ================ ==================
Risk-adjusted assets (including off balance sheet items)                                 $158,745           $148,956
Tier I Capital Ratio (4.00% required)                                                      16.22%             15.66%
Total Capital Ratio (8.00% required)                                                       17.28%             16.63%
Tier 1 Leverage Ratio                                                                       9.29%              8.90%

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
               Average Balances, Interest Income/Expense and Rates

------------------------------------------ ------------------------------------ --------------------------------------
                                                   Three Months Ended                    Three Months Ended
                                                   September 30, 2003                    September 30, 2002
                                           ------------------------------------ --------------------------------------
                                             (1)       Interest      Average         (1)       Interest     Average
                                            Average     Income/      Interest       Average     Income/     Interest
(Dollars in thousands)                      Balance     Expense       Rate          Balance     Expense       Rate
----------------------------------------- ----------- ----------- ------------ -------------- ----------- -----------
INTEREST EARNING ASSETS:
Loans:
Mortgages                                    $123,013      $2,177        7.08%       $107,332      $2,074       7.73%
Consumer                                       11,799         247         8.37         10,712         256        9.56
Commercial                                     28,664         479         6.68         23,973         402        6.71
                                           ----------- -----------              -------------- -----------
Total loans                                   163,476       2,903         7.10        142,017       2,732        7.69
                                           ----------- -----------              -------------- -----------
Securities available for sale:
U.S. Treasury securities                          379           6         6.33            510           9        7.06
U.S. government agencies                       47,051         441         3.75         49,290         714        5.79
Tax exempt bonds                               32,323         505         6.25         26,905         471        7.00
Other securities                                3,821          31         3.25          3,211          26        3.24
                                           ----------- -----------              -------------- -----------
Total available for sale                       83,574         983         4.70         79,916       1,220        6.11
                                           ----------- -----------              -------------- -----------
Securities held to maturity:
U.S. government agencies                          607           9         5.93          1,079          13        4.82
Tax exempt bonds                                                                          548           9        6.57
Other securities                                5,972         108         7.23          8,929         144        6.45
                                           ----------- -----------              -------------- -----------
Total held to maturity                          6,579         117         7.11         10,556         166        6.29
                                           ----------- -----------              -------------- -----------
Deposits in banks                               8,884          14         0.63          5,251          28        2.13
                                           ----------- -----------              -------------- -----------
TOTAL                                        $262,513      $4,017         6.12       $237,740      $4,146        6.98
                                           =========== -----------              ============== -----------

INTEREST BEARING LIABILITIES:
Deposits:
NOW and super-NOW                             $17,144         $25         0.58        $17,139         $44        1.03
Savings and money market                       50,901         134         1.05         42,033         158        1.50
Certificates of deposit                       113,280         959         3.31        102,331         994        3.89
Other time deposits                               200           1         2.00            200           1        2.00
                                           ----------- -----------              -------------- -----------
Total deposits                                181,525       1,119         2.47        161,703       1,197        2.96
Other borrowed funds                           34,900         395         4.53         29,890         399        5.34
                                           ----------- -----------              -------------- -----------
TOTAL                                         216,425       1,514         2.80        191,593       1,596        3.33
Non-interest bearing funds, net                46,088                                  46,147
                                           ----------- -----------              -------------- -----------
TOTAL SOURCES TO FUND EARNING ASSETS         $262,513       1,514         2.31       $237,740       1,596        2.69
                                           =========== -----------              ============== -----------
NET INTEREST YIELD                                         $2,503        3.81%                     $2,550       4.29%
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



                 See Notes to Consolidated Financial Statements

                    GRANGE NATIONAL BANC CORP. AND SUBSIDIARY
               Average Balances, Interest Income/Expense and Rates

--------------------------------------- --------------------------------------- --------------------------------------
                                                  Nine Months Ended                       Nine Months Ended
                                                  September 30, 2003                     September 30, 2002
                                        --------------------------------------- --------------------------------------

                                             (1)       Interest      Average        (1)       Interest      Average
                                           Average     Income/      Interest      Average     Income/      Interest
 (Dollars in thousands)                    Balance      Expense       Rate        Balance      Expense       Rate
--------------------------------------- -------------- ----------- ------------ ------------- ----------- ------------
INTEREST EARNING ASSETS:
Loans:
Mortgages                                    $120,039      $6,561        7.29%      $100,877      $5,907        7.81%
Consumer                                       11,769         735         8.33        10,485         735         9.35
Commercial                                     26,900       1,403         6.95        23,214       1,292         7.42
                                        -------------- -----------              ------------- -----------
Total loans                                   158,708       8,699         7.31       134,576       7,934         7.86
                                        -------------- -----------              ------------- -----------
Securities available for sale:
U.S. Treasury securities                          434          21         6.45           752          37         6.56
U.S. government agencies                       50,894       1,618         4.24        47,009       2,005         5.69
Tax exempt bonds                               32,383       1,592         6.55        25,594       1,363         7.10
Other securities                                3,801          91         3.19         2,795          84         4.01
                                        -------------- -----------              ------------- -----------
Total available for sale                       87,512       3,322         5.06        76,150       3,489         6.11
                                        -------------- -----------              ------------- -----------
Securities held to maturity:
U.S. government agencies                          636          29         6.08         1,100          43         5.21
Tax exempt bonds                                                                         633          30         6.32
Other securities                                6,705         346         6.88         9,308         475         6.80
                                        -------------- -----------              ------------- -----------
Total held to maturity                          7,341         375         6.81        11,041         548         6.62
                                        -------------- -----------              ------------- -----------
Deposits in banks                               5,798          50         1.15         4,299          73         2.26
                                        -------------- -----------              ------------- -----------
TOTAL                                        $259,359     $12,446         6.40      $226,066     $12,044         7.10
                                        ============== -----------              ============= -----------

INTEREST BEARING LIABILITIES:
Deposits:
NOW and super-NOW                             $16,376         $79         0.64       $17,290        $149         1.15
Savings and money market                       49,086         254         0.69        41,160         499         1.62
Certificates of deposit                       115,740       2,953         3.40        96,642       2,964         4.09
Other time deposits                               200           2         1.33           200           3         2.00
                                           ----------- -----------              ------------- -----------
Total deposits                                181,402       3,288         2.42       155,292       3,615         3.10
Other borrowed funds                           34,405       1,187         4.60        27,766       1,099         5.28
                                           ----------- -----------              ------------- -----------
TOTAL                                         215,807       4,475         2.76       183,058       4,714         3.43
Non-interest bearing funds, net                43,552                                 43,008
                                           ----------- -----------              ------------- -----------
TOTAL SOURCES TO FUND EARNING ASSETS         $259,359       4,475         2.30      $226,066       4,714         2.78
                                           =========== -----------              ============= -----------
NET INTEREST YIELD                                         $7,971        4.10%                    $7,330        4.32%
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

                                                     GRANGE NATIONAL BANC CORP.
                                  (Registrant)

Date     November 13, 2003                       /s/ Thomas A. McCullough
    -----------------------------------          -------------------------------
                                                 Thomas A. McCullough
                                                 President
                                                 Chief Executive Officer


Date     November 13, 2003                        /s/ Philip O. Farr
    -----------------------------------          -------------------------------
                                                 Philip O. Farr
                                                 Vice President and Comptroller
                                                 Chief Financial Officer
                                                 Chief Accounting Officer